Form 10-K
period 1996-09-30
E T CAPITAL INC
filed 1998-06-08
CIK 311842

Manually Executed
As filed with the United States Securities and Exchange Commission

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OB
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1996          Commission File Number
0-9071

E. T. CAPITAL, INC.
(Name and Address)

    Colorado                                  74-2026624
(State of incorporation)               (I.R.S. Employer Identification No.)

3525 South Tamarac Drive, Suite 120, Denver, CO           80237
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number including area code:  (303) 329-0345


Former name, former address and former fiscal year, if changed since last report.

Caribou Energy, Inc.
9101 East Kenyon, Suite 2000, Denver, CO 80237

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.10 par value.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to all such filing requirements for the past 90 days.
Yes         No   X

The aggregate market value for the Voting Stock held by non-affiliates based upon the closing price on September 30, 1996, was approximately $70,260,645.

As of September 30, 1996, there were 58,787,216 shares of Common Stock, $0.10 par value, outstanding.

Documents incorporated by reference:  Not Applicable.


      PART IPage

Item 1.     Business1.

Item 2.     Properties5.

Item 3.     Legal Proceedings5.

Item 4.     Submission of Matters to a Vote of
          Security Holders5.

PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder Matters6.

Item 6.     Selected Financial Data6.

Item 7.     Management's Discussion Analysis of Financial
          Condition and Results of Operations8.

Item 8.     Financial Statements and Supplementary Data9.

Item 9.     Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure9.

PART III

Item 10.     Directors and Executive Officers of
          the Registrant10.

Item 11.     Executive Compensation10.

Item 12.     Security Ownership of Certain Beneficial
          Owners and Management11.

Item 13.     Certain Relationships and Related Transactions12.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K13.

      PART I


ITEM 1.     BUSINESS

General

     Origins of the Company. The Company began its corporate existence as Caribou Energy, Inc. (the "Company"), and was incorporated under the laws of the State of Colorado on October 3, 1978. The Company's initial corporate purpose was to engage in the oil and gas business, but after a series of lean years in the oil and gas business, beginning in June 1992, the Company entered into the business of charitable fundraising, utilizing a unique computer hardware, software and firmware system which enabled it to answer multiple telephone calls per minute (see "Narrative Description of Business," below).

     Initial oil and gas industry activities of the Company, commencing in 1978, consisted primarily of the acquisition of undeveloped acreage in the Denver-Julesburg Basin in Colorado and Nebraska, drilling 16 wells through two joint ventures and one limited partnership organized by the Company, and participation in 14 wells drilled in joint ventures organized by other industry operators. Three additional wells were drilled during fiscal year 1983. No further wells were drilled; no additional limited partnerships or joint ventures were entered into by the Company in 1984 or thereafter.

     On November 3, 1982, the Company successfully completed an offering of 22,092,203 shares of its $0.001 par value Common Stock receiving net proceeds of $685,249. This capitalization enabled the Company to participate in oil and gas joint ventures and partnerships.

     Beginning in fiscal 1983, the core business of the Company began to decline. At the end of fiscal 1985, the Company had eight gross (1.87 net) productive wells on 680 gross (87.9 net) developed acres in Colorado, Oklahoma, and Nebraska as a result of its drilling activities together with 9,955 gross (5,309 net) undeveloped acres in Colorado, North Dakota, and Wyoming, with estimates of future net revenues from the Company's total proved reserves of over $1.7 million (and a discounted value just under $940,000) -- yet, the Company showed losses from operations. As changes not in the Company's interests took place in the U.S. domestic oil industry, and as the Company's financial ability to invest in new drilling was sharply curtailed, the Company first tried to sell or lease its oil and gas properties for capital. These tactics produced neither capital nor profitable development of any of the Company's properties.

     When the value of the Company's properties were down to just over $10,000 on its books, it began to look seriously for a merger partner with additional resources. It accepted an offer from North American Equity, which brought about $7,000,000 in oil and gas properties into the Company. The oil and gas industry continued its decline and after several years, the new properties became uneconomic. The Company continued to search for a merger partner or acquisition target.

     On June 19, 1992, the Company signed an agreement (the "Agreement," which was set forth as Exhibit A to the Company's 1992 10-K filing, and which is incor porated herein by this reference) which changed the ownership and the direction of the Company (see the Company's 10-K filing for 1992 for complete details), and which agreement was duly ratified by shareholders.

     Although no revenues obtained as a result of or in direct consequence of the new business of the Company since the change of ownership and change of direction, the Company signed a charitable fundraising agreement with Broadway Cares, Inc. (the "Broadway Cares Agreement"), a group formed by the New York theatre community to fight A.I.D.S., in April 1993, and additional charitable fundraising agreements were signed between the Company and the Action For Peace Foundation (dedicated to helping the women and children of Bosnia in association with United Nations' agencies) (the "Peace Agreement") and with the National Coalition Against Domestic Violence (the "NCADV Agreement"), in October 1993 and November 1993, respectively (see the Company's 1994 10-K filing for complete details and copies of the Peace Agreement, which was set forth as Exhibit A thereto, and the NCADV Agreement, which was set forth as Exhibit B thereto). Both of these contracts are now being serviced by E.T. Foundation, a Washington, D.C., not-for-profit corporation. The Company has also made proposals to represent a number of other charitable organizations in their fundraising activities as well. Additional agreements with other charitable organizations are anticipated during the next fiscal year.

     It would be necessary for the Company to raise a substantial amount of money to obtain financial benefits from the various Agreements. Extensive television advertising campaigns would cost millions of dollars, and it would be the Company's obligation to come up with the funds necessary to get such campaigns going.

     To assist the Company in making additional marketing connections for its "1-900" charitable fundraising program, the Company opened offices in Germany during October 1993 and in Switzerland during February 1994. Although fundraising efforts did not bear fruit during the year ending September 30, 1995, the Company intends to continue its efforts to raise enough money to conduct its advertising campaign as soon as possible.

     In early 1986, the Company's original core business of oil and gas exploration and development appeared to be rebounding in the United States and throughout the Western Hemisphere. Directors and officers of the Company were approached by various people in the oil and gas business and encouraged to take part in new oil exploration ventures. The Company viewed these overtures seriously.

     In April, 1996, the Company acquired a majority control of Spectrum Oil Corporation ("Spectrum") and agreed to provide $18 million in financing for Spectrum's hydrocarbon concessions in the Republic of Paraguay, which totaled approximately 15 million acres, subject to the terms of an agreement between Spectrum and the Company. Geologic and seismic data indicated that there could be tens of millions of barrels of oil in the leased area. The Company's Agreement to acquire Spectrum and finance its concessions was subject to verification of the agreements by which Spectrum acquired development rights to the concessions. The Company negotiated a private placement of 8 million share purchase warrants at a price of $2.00 per share for a period of two years. The financing would have guaranteed the funds necessary to complete the acquisition of Spectrum and to fulfill the financial commitments of Spectrum to the oil and gas concessions in Paraguay. However, by July, 1996, Spectrum was in default of its agreements with the owners of the Paraguayan concessions and the Company terminated all agreements between Spectrum and the Company. Thereafter, the Company agreed to tender back to Spectrum the majority control shares of Spectrum which it had given to the Company in connection with its agreements with the Company in exchange for the 8 million shares of the Company's common stock which had been given to Spectrum pursuant to the said agreements.

     The Company thereafter negotiated an Option Agreement directly with the owners of the Paraguayan hydrocarbon concessions. The terms of this Agreement require the Company to complete a ten-year exploration and development program at a cost of approximately $300 million. The Company negotiated a $350 million financing agreement with Petek A.G., a Swiss investment firm, which will require the Company to issue 1.5 billion shares of its common stock for payment against delivery. As of the end of the Company's fiscal year, this issuance of common stock has not taken place.

Financial Information About Industry Segments

     Since inception, Company revenues, operating profit or loss and identifiable assets have all been attributable to only one industry segment, the oil and gas industry. There is no longer any purpose to filing financial information regarding the amounts of revenue from sales to unaffiliated customers, operating profit or loss and identifiable assets attributable to this segment inasmuch as the Company no longer has active oil and gas assets. The Company has no revenue, and no other relevant financial information, associated with the telecommunications industry or with the charitable fundraising industry to date.

Narrative Description of Business

     Until June 1992, the Company was engaged in the oil and gas exploration business and in the production and sale to wholesalers of crude oil and natural gas. The Company acquired oil and gas property interests, mainly leases through its contacts in the petroleum industry and then sold fractional undivided interests in a portion of the acreage to individual investors and industry firms in connection with exploratory drilling programs (limited partnerships and joint ventures). The Company also participated in drilling exploratory and development wells through joint ventures organized by other industry operators.

     The fractional undivided working interests and units in limited partnerships which the Company sold in the past constitute securities. The Company sold these interests in private offerings that it believed to be exempt from federal and state registration. If an offering was made which was believed to be exempt but which was in fact subject to a registration requirement, or if a material fact was misstated or omitted in connection with an offering, the Company might be subject to various penalties and liabilities and might have to return purchasers' investments as a result of enforcement action by the U.S. Securities and Exchange Commission and various state securities commissions or private actions by purchasers. No claim has been made against the Company with respect to its prior private offerings and none is anticipated. However, it is possible that the Company might be subject to such a claim in the future. Accordingly, there is no assurance that claims will not be made against the Company for alleged violations of applicable federal and state securities laws.

     As of June 1992, the Company entered into an entirely different business. It acquired a company with certain ownership rights (the "Rights") to a telecommunications system capable of answering and/or otherwise handling multiple telephone calls per minute (the "System"). The System was designed for use with voice mail, and has unique and highly useful features. The Company determined that such a system could most advantageously be used for charitable fundraising in conjunction with 1-900 numbers. As reported above, the Company entered into several Agreements for charitable fundraising during the calendar year 1993 and, although additional agreements were not concluded during the year ending September 30, 1995, the Company anticipates additional agreements within the next twelve months.
           The Rights pertain to the "E.T. TeleManagement," "1-900," "1-800"
and E.T. "TeleManagement" VoiceMail systems, as reported in the company's 1992 10-K filing.

     The Company has no other patents, trademarks, licenses, franchises or concessions. Telecommunications services and charitable fundraising are not seasonal activities.

     As of April, 1996, the Company has reentered the oil and gas industry by entering into agreement with respect to Paraguayan oil and gas concessions, as set forth above under "Origins of the Company."

     Due to the nature of the Company's business, there are no significant working capital items carried on its books (i.e., accounts receivable, inventory, etc.), although a significant amount of equipment is carried on its books.

     Due to the nature of the Company's business, there is no backlog of orders. There is no portion of the Company's business which may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of government.

     The Company has substantially reduced its research and development with respect to its telecommunications technology, partially accounting for the accelerated four-year amortization schedule with respect to the Rights.

Financial Information About Foreign and Domestic Operations and Export Sales

     The Company opened offices in Germany and Switzerland in 1993, and it entered into an Option Agreement with respect to hydrocarbon concessions in the Republic of Paraguay in 1996, but there are no foreign operations or export sales at this time. This is changing rapidly and it is anticipated that the Company will have operations as early as fiscal 1997 in Europe and South America.

Employment

     The Company has no full-time employees. The policy of the Company has been to utilize consultants and other professionals on and ad hoc, when needed, basis until the size of the Company warrants the employment of paid employees. The Company anticipates the need for paid employees during fiscal 1997. The Company considers its employee relations to be satisfactory under the circumstances.



Competition

     The Company's activities in the oil exploration industry as well as in the telecommunications and fundraising industries involve two extremely competitive industries. The oil industry in America, after a decade-long decline, with a price collapse in the mid-eighties with a corresponding decline in demand, is making a significant comeback in the late 1990s, and the fundraising industry and the telecommunications industry are among the most rapidly growing industries in the world. In both industries, the Company is one of thousands of firms which make money, or propose to make money, from its operations. In the oil industry, the Company faces competition from hundreds of wildcatters and a number of giant corporations like Exxon, Shell, and others; in the telecommunications industry, competition comes from giant corporations like AT&T and from thousands of small companies, offering an ever-increasing array of telecommunications products and services; and in the charitable fundraising industry, there are a number of organizations which raise money, and a myriad of charitable organizations formed for a myriad of purposes. Competition is both general and specific: there are a number of approaches to making money in the oil exploration industry, and there are many other ways to raise money for charities besides advertising 1-900 telephone numbers.

ITEM 2.     PROPERTIES

     The Company's executive offices are leased as follows:

Principal Use:               Executive offices/corporate activities for
                         public corporation
Location Occupied:          Denver, CO
Approximate Square Feet:     750
Lease Expiration:          September, 1997
Current Monthly Rent:     $1350

ITEM 3.     LEGAL PROCEEDINGS

     No legal proceedings are now pending by or against the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the year ended September 30, 1996, security holders of the Company approved the Company's agreements with Spectrum Oil Corporation and the Company's Option Agreement with Paraguayan hydrocarbon concessionaires, as detailed under "Origins of the Company."

PART II


ITEM 5.MARKET PRICE FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock is traded on the over-the-counter market. The following table sets forth the high and low sales price, in United States Dollars, for each quarterly period during the three most recent fiscal years.

               1995 - 1996     1994 - 1995     1993 - 1994
Quarter Ended     High   Low      High   Low      High   Low

December 31     1.25   1.25     1.25   1.25     2.50   1.25

March 31          1.25   1.25     1.25   1.25     1.75    .40

June 30          1.25   1.25     1.25   1.25      .40    .15

September 30     1.25   1.25     1.25   1.25      .03    .01

     As of September 30, 1996, there approximately 9,111 holders of record of the Company's Common Stock.

     The Company has never declared or paid cash dividends to holders of its Common Stock. It does not anticipate paying any dividends in the foreseeable future.

ITEM 6.SELECTED FINANCIAL DATA

     See attached page.

ITEM 6.SELECTED FINANCIAL DATA


          1996*     1995*     1994*       1993*       1992*

Cash Assets     -0-     $      -0-     $   9,659     $  21,657     $  12,047

Equipment     34,270     164,772     285,193     409,334       462,925

Other Assets-
  Voice-Mail     1     1,662,500     3,325,000     4,987,500     6,650,000

Total Assets     339,073     2,193,033     4,046,571     5,418,491
7,124,972

Current
   Liabilities     81,409     65,762     32,800     27,365     21,929

Notes Payable     -0-     -0-     -0-     -0-     902,136

Debentures
   Payable     733,361     2,058,636     3,444,089     2,184,970     -0-

Total
   Liabilities     339,073     2,193,033     4,046,571     2,212,335
1,181,883

Shareholders'
   Equity     (395,697)     68,635     569,682     3,206,156     5,943,089

Revenues     -0-     -0-     -0-     -0-     -0-

Expenses     (4,153,668)     2,790,795     2,566,377     2,688,123     1,560

Net Gain
   (Loss)          (4,153,668)     (2,790,795)     (2,566,377)
(2,688,123)     (1,560)

Shares Out-
   standing     58,787,216     25,787,216     39,360,791     39,360,791
39,360,791

Net Gain (Loss)
   Per Share     N/A     N/A     N/A     N/A     N/A


*Figures given are for fiscal year end, not calendar year end. The Company's fiscal year ends on September 30th.

      ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS

Results of Operations
Fiscal 1996 v. Fiscal 1995

Overall

     During this fiscal year, the Company reentered the oil and gas exploration industry which was once its mainstay by entering into an option agreement to develop oil and gas reserves in the Republic of Paraguay at an estimated cost of $300 million. The Company also continued its attempted entry into the area of charitable fundraising using 1-900 "pay-per-call" telephone numbers during this fiscal year. Until the financing and marketing plans of the Company begin to develop cash flow, the development stage of the program will continue to draw from the Company's asset picture. Cash assets at the close of fiscal 1996 were $0 as compared to $0 in 1995 and $9,657 in 1994; fixed assets were estimated to be worth $34,270 in 1996 as compared to $164,772 in 1995 and $285,193 in 1994; the Rights and associated product development expenditures (subject to the amortization schedule set forth in the Financial Statements) dropped to $1 in 1996 from $1,662,500 in 1995 and $3,751,721 in 1994; and total assets were $339,073 in 1996 as compared to $2,193,033 in 1995 and $4,046,571 in 1994. The Company's fund raising efforts in Europe, including a proposed $350 million financing which will make possible both the Company's oil exploration activities in Paraguay and the planned advertising campaign for its proposed charitable fund raising operations, have been developing during this fiscal year and the Company believes that it will be successful in following its present business plan. Its European offices (in Germany and Switzerland) are expected to lead the way in placing common shares of the Company, which will be necessary for the Company's proposed expansion in South America and for the television campaign in the United States, commercials for which have already been developed. The Company believes that during fiscal 1997, it will both reestablish its presence in the oil industry and commence its charitable fund raising activities in earnest and raise such funds as are necessary to pay for both oil exploration and television advertising.

Results of Operations
Fiscal 1995 v. Fiscal 1994

Overall

     The Company's entry into the area of charitable fundraising using 1-900 "pay-per-call" telephone numbers has continued during this fiscal year. Until the marketing plan of the Company begins to develop cash flow, the development stage of the program will continue to draw from the Company's asset picture. Cash assets at the close of fiscal 1995 were $0 as compared to $9,657 in 1994 and $21,657 in 1993; fixed assets were estimated to be worth $164,772 in 1995 as compared to $285,193 in 1994 and $409,334 in 1993; the Rights and associated product development expenditures (subject to the amortization schedule set forth in the Financial Statements) dropped to $1,662,500 in 1995 from $3,751,721 in 1994 and $4,987,500 in 1993; and total assets were $2,193,033 in 1995 as compared to $4,046,571 in 1994 and $5,418,491 in 1993.
The Company's fundraising efforts in Europe have been developing during this fiscal year and the Company believes that it will be successful in following its present business plan. Its European offices (in Germany and Switzerland) are expected to lead the way in raising the funds necessary for the Company's proposed expansion into Europe and for the television campaign, commercials for which have already been developed. The Company believes that during fiscal 1996, it will commence its charitable fundraising activities in earnest and raise such funds as are necessary to pay for television advertising.

Extraordinary Items

     There were no extraordinary items reported in this fiscal year.

Liquidity and Capital Resources

     At September 30, 1996, the Company had no cash assets, but total current assets of $339,073, compared with no cash assets and total current assets of $2,193,033 in 1995 and cash assets of $9,657 and total assets of $4,046,571 in 1994. The Company is not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Capital Resources and Expenditures

     There were no significant capital expenditures made by the Company during the fiscal year ended September 30, 1996. Further, the Company had no known material commitments for additional capital expenditures as of September 30, 1996. Management of the Company knows of no material trends, favorable or unfavorable, with respect to the Company's capital resources.

Inflation

     The results of the Company's operations have not been significantly affected by inflation during the last three fiscal years ended September 30, 1996.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Such financial statements and schedules as are available are attached hereto.

ITEM 9.     DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable. PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Identification of Executive Officers and Directors

Name                    Age     Position with Company     Director Since

Sidney B. Fowlds     57     Chairman of the Board     October 31, 1986
John Johnston          69     Vice President          October 31, 1986
Robert M. Miller     55     Secretary-Treasurer     October 31, 1992

     Mr. Fowlds and Mr. Johnston were elected to serve on October 31, 1986, reelected at the annual meeting in 1988, reelected at the Special Shareholders' Meeting held in mid-1992, reelected at the annual meeting in 1994, reelected at the annual meeting in 1996, and have served since. Mr. Miller was elected to serve at the Special Shareholders' Meeting held in 1992, reelected at the annual meeting in 1994, reelected at the annual meeting in 1996, and has served since. They were all elected to serve until the next annual shareholders' meeting or until their respective successors are elected and qualified. Officers of the Company hold office until the meeting of the Board of Directors after the next annual shareholders' meeting or until removal by the Board of Directors.

Business Experience

   Sidney Fowlds:  See the Company's 1987 Annual Report, Exhibit C.

   John Johnston:  See the Company's 1987 Annual Report, Exhibit D.

  Robert M. Miller:  See the Company's December 1993 Quarterly Report, Exhibit
A.

Involvement in Certain Legal Proceedings

     None.

ITEM 11.     EXECUTIVE COMPENSATION

     The following table sets forth the cash compensation paid by the Company during the fiscal year ended September 30, 1996, to each executive officer who received in excess of $60,000 (there were none) and to all executive officers as a group.

Cash Compensation Table
Identity of Group     Capacities in which served     Cash Compensation
All executive           Executive Officers               $0 (includes
officers as a group                                   all cash bonuses)
      Employment Arrangements

     Details of any Employment Contracts as exist between any officer of the Company set forth above and the Company itself have already been disclosed in previous 10-K filings for the Company. No additional contracts were entered into between any Directors and/or officers of the Company and the Company itself during the fiscal year ended September 30, 1996.

Compensation Pursuant to Plans

     Once existent policies of the Company relating to compensation pursuant to plan(s), stock options, and the like have long been repealed by action of the Board of Directors until such time as the Company can produce a regular profit.

Other Compensation

     The Company did not provide any other compensation to any of its executive officers which is not disclosed above.

Compensation of Directors

     The Company has no standard or other arrangement pursuant to which directors are compensated for services as a director, including for attendance at meetings.

Termination of Employment and Change of Control Arrangement

     None.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following tables set forth information, as of September 30, 1996, with respect to beneficial ownership of the Company's common stock, $0.001 par value, of the Company's officers and directors, both individually and as a group, and the record and/or beneficial owners of more than five percent of the Company's common stock:

Security Ownership of Certain Beneficial Owners
(Name of Holder; Number of Shares; Percentage of
Outstanding Common Shares Held)

North American Oil and Gas; 2,578,700; 4.39%
Officers and directors and beneficial owners of more than 5% of the Company's common stock as a group; 2,578,700; 4.39%

      Changes in Control

     The Company knows of no other arrangements the operations of which may at a subsequent date result in a change in control of the Company.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

     Not applicable.

Certain Business Relationships

     None.

Indebtedness of Management

     None.




PART IV


ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)     Financial Statements

     Auditors Report     F-1

     Balance Sheets     F-2

     Statements Of Operations     F-4

     Statements of Shareholders Equity     F-5

     Statements of Cash Flows     F-6

     Notes to Financial Statements     F-7

    (2)     Financial Statement Schedules for the fiscal year ended
          September 30, 1996

All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.

(b)     Reports on Form 8-K

No reports were made on Form 8-K during the fiscal year ended September 30,
1995

E.T. CAPITAL, INC.


(A DEVELOPMENT STAGE COMPANY)








AUDIT REPORTS

AS OF

September 30, 1996 and 1995

























Janet Loss, C.P.A., P.C.
3525 South Tamarac Drive, Suite 120
Denver, Colorado  80237


      INDEX TO FINANCIAL STATEMENTS


E.T. CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)





TABLE OF CONTENTS


ITEM                                                            PAGE

Report of Certified Public Accountant....................       1

Balance Sheets,
September 30, 1996 and 1995..............................     2-3

Statements of Operations,
For Years Ended September 30, 1996 and 1995..............       4

Statements of Stockholders' Equity,
For Years Ended September 30, 1996 and 1995..............       5

Statements of Cash Flows,
For Years Ended September 30, 1996 and 1995..............       6

Notes to Financial Statements............................     7-9

Janet Loss, C.P.A., P.C.
3525 South Tamarac Drive, Suite 120
Denver, Colorado 80237
(303) 220-0227



Board of Directors
E.T. Capital, Inc.
Suite 315 - 650 West Georgia Street
Vancouver, B.C., Canada V6BN7


I have audited the Balance Sheets of E.T. Capital, Inc. as of September 30, 1996 and 1995, and the Statements of Operations, Stockholders' Equity and Cash Flows for the years ended September 30, 1996 and 1995.

I conducted my audit in accordance with generally accepted auditing standards. These standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimate made by management, as well as evaluating the overall financial statement presentation.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E.T. Capital, Inc. (a development stage company) as of September 30, 1996 and 1995, and the results of its operations and its cash flow for the years ended September 30, 1996 and 1995.






Janet Loss, C.P.A., P.C.


October 10, 1997

E.T. CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS


ASSETS

                                   September 30,     September 30,
                                        1996              1995
CURRENT ASSETS:
     Cash on Hand                      0              0

FIXED ASSETS:
     Equipment (Note 2)     534,886      534,886

     Less accumulated
        depreciation     $  (500,616)     $  (370,114)

     Net Fixed Assets        34,270        164,772

OTHER ASSETS:
     Rights' Title, net of
        amortization (Note 2)     $         1        $ 1,662,500

     Product Development
        Expenditures, net of
        amortization (Note 2)     304,801      365,761

     Option (Note 8)                   1                 0

     Total Other Assets        304,803      2,028,261

TOTAL ASSETS                              $   339,073      $ 2,193,033





The accompanying notes are an integral part of the financial statements.

E.T. CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):


            September 30,     September 30,
                         1996              1995

CURRENT LIABILITIES:
     Accounts Payable          81,409          65,762

LONG-TERM LIABILITIES:  (Note 4)
     Debenture Payable, Xanthos
        Management Corporation          733,361       2,058,636

STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, $.10 par value,
        10,000,000,000 and
        100,000,000 shares authorized,
        58,787,216 and 25,787,216
        shares issued and outstanding     4,516,079           4,186,079

     Paid-In-Capital in excess
        of par value     18,429,869      14,929,869

     (Deficit) Accumulated during
        the Development Stage     (23,341,645)     (19,047,313)

     TOTAL STOCKHOLDERS'
     EQUITY (DEFICIT)     (   395,697)         68,635

     Less treasury stock,
     8,000,000 shares, at cost     (    80,000)              0

     SUB-TOTAL:     (   475,697)         68,635

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY
        (DEFICIT):     $    339,073      $ 2,193,033




The accompanying notes are an integral part of the financial statements.


E.T. CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS


                    For the Year     For the Year
                    Ended        Ended
                    September 30,     September 30,
                         1996              1995

REVENUES     $     --          $     --

GENERAL AND ADMINISTRATIVE EXPENSES:
     Accounting     $      2,250      $      9,936
     Ad Agency Fees     0      12,840
     Amortization (Note 3)     1,723,459      1,723,460
     Auto Expenses, gas and repairs     12,000      12,000
     Consulting Fees     655,660      91,215
     Depreciation Expenses (Note 3)     130,502      129,422
     Filing and Transfer Fees     15,647      32,961
     Finders Fees     1,350,000      0
     Management     0      235,020
     Personnel and Clerical     0      171,663
     Printing Expense     0      12,711
     Rent Expense     48,150      94,000
     Telephone Expense     36,000      84,910
     Travel and Promotions     180,000      180,657

     TOTAL GENERAL AND
       ADMINISTRATIVE EXPENSES      4,153,668       2,790,795

NET (LOSS) BEFORE
     OTHER INCOME (EXPENSES)     (4,153,668)     (2,790,795)

OTHER INCOME AND (EXPENSES):
     Interest Expense       (140,664)       (210,252)

     TOTAL OTHER INCOME AND
        (EXPENSES)       (140,664)       (210,252)

NET (LOSS)     $(4,294,332)     $(3,001,047)


NET (LOSS) PER SHARE     $   (.11216)     $   (.23275)


The accompanying notes are an integral part of the financial statements.


      E.T. CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' EQUITY

                                  Total     Common
     Class A       Stock     Additional     Development          Stockholders'
      $.0001     Par Value      Paid-In        Stage                  Equity
       Shares       Amount        Capital         (Deficit)
(Deficit)
Balance
October 1, 1994     39,360,791     $3,936,079     $12,679,869
$(16,046,266)     $  569,682

Reverse split of
common stock @
50 to 1(38,573,575)              0               0
0              0

Issue 25,000,000
shares at $0.10      25,000,000        250,000       2,250,000
0       2,500,000

Net (Loss) for
the Year Ended
September 30, 1995              0              0               0
(3,001,047)      ($3,001,047)




Balance,
September 30, 1995      25,787,216     $4,186,079     $14,929,869
$(19,047,313)     $   68,635

Issue 25,000,000
shares at $.15
April 17, 1996      25,000,000        250,000       3,500,000
0      3,750,000

Issue 8,000,000
shares at $1.25
July 1996      8,000,000         80,000       9,920,000                0
10,000,000

Reversal of
8,000,000 shares
issued July 1996              0              0      (9,920,000)
0     (9,920,000)

Net (Loss) for the
Year Ended
September 30, 1996                      (4,294,332)     (4,294,332)



Balance
September 30, 1996     $58,787,216     $4,516,079     $18,429,869
$(23,341,645)     $( 395,697)



The accompanying notes are an integral part of the financial statements.


E.T. CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

          For the Year         For the Year
              Ended             Ended
          September 30,        September 30,
              1996                 1995

Net Cash Flows From Operating Activities:

   Net (loss)     $  (4,294,332)     $   (3,001,047)

   Adjustments to Reconcile
   Net (Loss) to Cash (Loss)
   From Operating Activities:

      Amortization         1,723.459          1,723,460
      Depreciation           130,502            129,422

      Sub-total             (2,440,371)         (1,148,165)

   Net Increase in Equipment                 0             (9,000)

   Increase in Accounts Payable        15,647             32,961

   (Decrease) Increase in
   Debenture Payable, Xanthos
   Management Corp.        (1,325,275)         (1,385,453)

   Issuance of shares of
      common stock    3,830,000          2,500,000

   Decrease due to purchase of
      treasury stock, at cost           (80,000)                  0

   Option                          (1)                  0

INCREASE (DECREASE) IN CASH                  0             (9,657)

CASH, BEGINNING OF PERIOD                 0              9,657

CASH, END OF THE PERIOD     $           0      $           0




The accompanying notes are an integral part of the financial statements.







E.T. CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS


Note 1 - HISTORY
E.T. Capital, Inc. (formerly Caribou Energy Inc.)was incorporated in Colorado in 1978. The Company was originally engaged in oil and gas exploration from its inception until 1988. In 1988, the Company abandoned all of its oil and gas properties and all accounts associated with oil and gas have been written off.

In 1992, E.T. Capital, Inc. (the Colorado Corporation) secured all the rights, title and interest to the E.T. "TeleManagement" VoiceMail System and 1-900 and 1-800 pay-per-call telephone numbers and information center from a Nevada corporation, E.T. Network, Inc., for $6,650,000.00. This purchase was financed by the sale of 20,000,000 Regulation "S" restricted shares of the Company.

As of October 1, 1994, the Colorado Corporation changed its name to E.T. Capital, Inc.

E.T. Network, Inc. was a Nevada corporation which owned the world-wide rights to the E.T. "TeleManagement" VoiceMail System and the 1-900 and 1-800 pay -per-call telephone numbers and information center. Its wholly-owned subsidiary was Encryption Technology Canada, Inc. (E.T.). This subsidiary owned the rights for the VoiceMail system in Canada.

The assets of E.T. network, Inc. (the Nevada Corporation) and Encryption Technology Canada, Inc. were then transferred to the Colorado Corporation. Encryption Technology Canada, Inc. has been de-registered and is no longer in existence.


Note 2 - SIGNIFICANT ACCOUNTING POLICIES

Method of Accounting
The company is on the accrual basis of accounting for financial statements and income tax purposes.

Fixed Assets and Depreciation
Fixed assets are made up of computer equipment, cellular phones and furniture. The furniture was put into use October, 1991, and equipment was put into use October 1, 1992. Both furniture and equipment are being depreciated over their estimated life.

E.T. CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS


Note 2 - CONTINUED

Amortization
The purchased rights for the TeleManagement VoiceMail system and the 1-900 and 1-800 pay-per-call telephone numbers are being amortized over the estimated useful life of four (4) years.

Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


Note 3 - RELATED PARTIES

As the corporation was unable to meet its financial obligations as they became due, one of the major shareholders of the Company, Xanthos Management Corporation, offered to pay the obligations on behalf of the Company and agreed to make payments as required, such payments secured by and subject to the terms of a debenture duly filed and registered with the Secretary of State for the State of Colorado.

The Board of Directors of E.T. Capital, Inc. authorized management fees of $25,000.00 per month for office, telephone, automobile and travel, and promotion be paid to Xanthos Management Corporation.

Note 4 - DEBENTURE PAYABLE, BEARER
This debenture is dated October 31, 1992 and is secured by the company assets of E.T. "TeleManagement" System, 1-900 services, 1-800 services, VoiceMail services and Computer Centers. The total aggregate principal amount of the debenture shall be $5,000,000.00 may be outstanding at any time and interest shall be payable at ten (10) percent per annum.

Note 5 - FISCAL YEAR
The Company adopted a fiscal year end of September 30th.

Note 6 - CURRENCY EXCHANGE
The financial statements are presented in dollar amounts based on the United States Currency Exchange.







E.T. CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS



Note 7 - ACQUISITIONS AND FINANCING
In April, 1996 the Company acquired a majority control of Spectrum Oil Corporation and agreed to finance Spectrum's hydrocarbon concessions in Paraguay totaling approximately 15 million acres subject to the terms of an agreement between Spectrum and the Company. Geologic and seismic data indicate that there could be tens of millions of barrels of oil in the leased area. The Company agreed to acquire majority control of Spectrum and to finance Spectrum Oil's hydrocarbon concessions in the Republic of Paraguay subject to verification of the Spectrum's agreements under which they held the development rights to the concessions. Financing to make this acquisition and to proceed with the work program of approximately US$18 million was subject to the terms of an agreement between Spectrum and the Company. The Company negotiated a Private Placement of 8 million common shares of the Company at a price of US$1.25 carrying 8 million share purchase warrants at a price of US$2.00 per share for a period of two years. This financing would guarantee the funds necessary to complete the acquisition of Spectrum and fulfill the financial commitments of Spectrum to the oil and gas concessions in Paraguay. In July of 1996, Spectrum was in default of its agreements with the owners of the Paraguayan concessions and the Company terminated all Agreements between Spectrum and the Company. The 8 million share financing was reversed, the shares of the Company were returned to the Company and the majority control shares of Spectrum were returned.

Note 8 - OPTION & SUBSEQUENT EVENTS
The Company negotiated an Option Agreement directly with the owners of the Hydrocarbon concessions in the Republic of Paraguay. The terms of the Agreement require the Company to complete a ten year exploration and development program of approximately US$300 million. The Company negotiated a US$350 million financing with Petek AG. a Swiss Investment firm which require the Company to issue 1.5 billion shares for payment against delivery. In November 1996, the shares were electronically delivered to Barclay's Bank in London, England against payment of US$350 million. In February 1997, the shares were returned by Barclay's to the Company Barclay's withdrew from the financing. The Company's lawyers are investigating the Company's remedies as a result of this transaction and are confident that the Company will succeed in seeking remedies.



SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.


Dated: October 10, 1997


E.T. CAPITAL, INC. (the "Company")

By: /s/ Sidney B. Fowlds
Chairman of Board of Directors


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Dated: October 10, 1997/s/ Sidney B. Fowlds

Director: Sidney B. Fowlds



Dated: October 10, 1997/s/ John Johnston

Director: John Johnston



Dated: October 10, 1997/s/  Robert M. Miller

Director: Robert M. Miller