Form 10-Q
period 1996-12-31
E T CAPITAL INC
filed 1998-06-15
CIK 311842

Manually Executed
As filed with the United States Securities and Exchange Commission

                SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                            FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the first quarter ended December 31, 1996    Commission File Number 0-9071

                        E.T. CAPITAL, INC.
      (Exact name of registrant as specified in its charter)

Colorado                                          74-2026624
(State of incorporation)                 (I.R.S. Employer Identification No.)

3525 South Tamarac Drive, Suite 320, Denver, CO   80237
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number including area code:     (303) 220-0227

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class                   Name of each exchange on which registered
Common Stock, $0.10 par value           NASD OTC (Electronic bulletin board)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to all such filing requirements for the past 90 days.
                       Yes X       No


As of December 31, 1996 there were 1,558,787,216 shares of Common Stock, $0.10 par value, outstanding.

Documents incorporated by reference:     None






Item 1.

















































INDEX
                                                          Page of
                                                           Report


PART I       FINANCIAL INFORMATION


Item 1.   Financial Statements:

     Unaudited Consolidated Balance Sheets:
     As at December 31st, 1996 and 1995......................................1.

     Unaudited Consolidated Statement of Operations:
     For the three months ended December 31st, 1996 and 1995.................2.

     Unaudited Consolidated Statement of Cash Flow:
     For the three months ended December 31st, 1996 and 1995.................3.

     Unaudited Statement of Stockholders' Equity:
     As at December 31st, 1996...............................................4.

Item 2.   Management's Discussion and Analysis of:

     Financial Condition and Results of Operations ..........................5.


PART II     OTHER INFORMATION


     Other Information.......................................................6.

     Signatures      ........................................................7.
















                         E.T. CAPITAL, INC.

                    (A DEVELOPMENT STAGE COMPANY)

                            BALANCE SHEET
                             (Unaudited)

                               ASSETS



                            December 31,                December 31,
                         1996                             1995

CURRENT ASSETS:

  Accounts Receivable$ 350,000,000              $                   0

FIXED ASSETS:

  Equipment                   534,886                        534,886

  Less accumulated
    depreciation             (532,616)                     (401,614)

  Net Fixed Assets              2,270                        133,272


OTHER ASSETS:

  Rights' Title, net of
    amortization                     1                     1,246,875

  Product Development
    Expenditures              304,801                        365,761

  Total Other Assets           304,802                     1,612,636

TOTAL ASSETS            $  350,307,072                     1,745,908












                         E.T. CAPITAL, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                            BALANCE SHEET
                             (Unaudited)

                LIABILITIES AND STOCKHOLDERS' EQUITY



                      Dec. 31, 1996                    Dec. 31, 1995

CURRENT LIABILITIES:

  Accounts Payable$         81,409                $              65,762

LONG-TERM LIABILITIES:

  Debenture Payable,     982,434                           2,361,142
    Bearer

STOCKHOLDERS' EQUITY:

  Common stock, $.10 par value
    100,000,000 shares authorized
    25,787,216 shares issued and
    outstanding        19,516,079                          4,186,079
  Paid-In-Capital in excess
    of par value       353,429,869                        14,929,869

  (Deficit) Accumulated during
    the Development State(23,622,719)                     (19,796,944)

TOTAL STOCKHOLDERS' EQUITY (349,323,229)                          (680,996)

  Treasury Stock          (80,000)                                       0

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY$  350,307,072                       $ 1,145,908













                         E.T. CAPITAL, INC.

                    (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF OPERATIONS
                             (Unaudited)





                              For the 3 mos.         For the 3 mos.
                                 Ended                   Ended
                              Dec. 31, 1996          Dec. 31, 1995

REVENUES                      $           0          $           0


GENERAL AND ADMINISTRATIVE EXPENSES:

Amortization                  $            0         $      415,625

Auto Expenses,
  gas and repairs                      3,000                  3,000

Consulting Fees                      158,290                178,350

Depreciation Expense                  32,000                 31,500

Rent Expense                          12,600                 12,600

Telephone Expense                      9,000                  9,000

Travel and Promotions                 45,000                 45,000

TOTAL GENERAL AND
 ADMINISTRATIVE EXPENSES             259,896                695,075

OTHER EXPENSES

Interest Expense                      21,183                 54,556

NET (LOSS)                      $    281,074           $    749,631


DEFICIT - OPENING BALANCE       $ 23,341,645           $ 19,047,313

DEFICIT - CLOSING BALANCE       $ 26,622,719           $ 19,796,944




                        E.T. CAPITAL, INC.

                   (A DEVELOPMENT STAGE COMPANY)

                      STATEMENT OF CASH FLOW
                            (Unaudited)




                               For the 3 mos.         For the 3 mos.
                              Ended                      Ended
                                Dec. 31, 1996          Dec. 31, 1995


Net Cash Flows From Operating Activities:

  Net (Loss)                 $   (281,074)             $    (749,631)

  Adjustments to Reconcile
  Net (Loss) to Cash (Loss)
  From Operating Activities:

     Amortization                       0                    415,625

     Depreciation                  32,000                     31,500

     Sub-total                   (249,074)                  (302,506)


  Increase in Accounts
  Receivable                 (350,000,000)                         0

  INCREASE (DECREASE) IN
  DEBENTURE PAYABLE,
  XANTHOS MANAGEMENT CORP.        249,073                    302,506

  ISSUANCE OF SHARES OF
  COMMON STOCK               (350,000,000)                         0

  OPTION EXPIRY                      1                             0

  INCREASE (DECREASE) IN CASH        0                             0

  CASH BEGINNING OF PERIOD           0                             0

  CASH, END OF THE PERIOD   $        0                $            0









                        E.T. CAPITAL, INC.
                   (A DEVELOPMENT STAGE COMPANY)

                 STATEMENT OF STOCKHOLDERS' EQUITY
                            (Unaudited)

As At Dec.31, 1996

               Common
               Class       Stock      Additional     Development   Stockholders
               $0.0001     Par Value  Paid-In        Stage         Equity
               Shares      Amount     Capital        (Deficit)     (Deficit)
Balance
September 30,
1995           25,787,216  $4,186,079 $14,929,869  $(19,047,313)    $  (68,635)

Issue 25,000,000
shares @ $0.15
April 17,1996  25,000,000     250,000   3,500,000             0       3,750,000

Issue 8,000,000
shares @$1.25
July, 1996      8,000,000      80,000   9,920,000             0      10,000,000

Reversal of
8,000,000 shares
issued July, 1996       0           0  (9,920,000)            0     (9,920,000)

Net (Loss) for the
year ended
September 30, 1996                                   (4,294,332)    (4,294,332)

Balance,
September 30,
1996           58,787,216  $4,516,079  $18,429,869 $(23,341,645)     $(395,697)

November 17, 1997
Issuance of
1,500,000,000
common shares @
$0.233 pursuant
to financing 1,500,000,000  15,000,000 335,000,000                  350,000,000

Deficit for period                                     (281,074)      (281,074)

Balance
December 31,
1996         1,558,787,216 $19,516,079 $353,429,869 $(23,622,719)   349,323,229







               Management's Discussion and Analysis

                                of

           Financial Condition and Results of Operations
















































Results of Operations
December 30, 1996 v. December 30, 1995

Overall

     In April, 1996, the Company reentered the oil and gas exploration field, first with its agreement to acquire majority control of Spectrum Oil Corporation and finance hydrocarbon concessions in Paraguay totalling approximately 15 million acres, and then with its subsequent negotiation of an Option Agreement with the owners of the owners of the Paraguayan hydrocarbon concessions after Spectrum's default in its agreement with the Company. In order to finance the hydrocarbon concessions under the Option Agreement, and to comply with its financing Agreement with Petek AG, a Swiss investment company, the Company was required to issue an additional 1,500,000,000 common shares, for which it is to receive $350,000,000.

     Additionally, the Company continued in its efforts to enter into the area of charitable fundraising using 1-900 "pay-per-call" telephone numbers during this fiscal year. Until the financing and marketing plans of the Company begin to develop cash flow, the development stage of the program will continue to draw from the Company's asset picture.

     Cash assets at the close of the first quarter were $0 as compared to $0 at December 31, 1995, and $6,657 at December 31, 1994; fixed assets were estimated to be worth $2,270 at December 31, 1996, compared with $133,272 at December 31, 1995, and $256,693 at December 31, 1994; the Rights and associated product development expenditures (subject to the amortization schedule set forth in the Financial Statements) dropped to $304,802 at December 31, 1996, compared to $1,612,636 at December 30, 1995, and
$3,336,096 at December 30, 1994; but total assets rose dramatically, due to the financing arranged with Petek AG, a Swiss investment firm, to $350,307,072 at December 31, 1996, from $1,745,908 at December 31, 1995, and
$3,599,446 at December 30, 1994. The financing through Petek AG offers the Company an unparalleled opportunity not only to develop the Paraguayan oil concessions but also to finance the television campaign for its 1-900 charitable fund raising business, commercials for which have already been developed.

Extraordinary Items

     There were no extraordinary items reported in this fiscal year.

Liquidity and Capital Resources

     At December 31, 1996, the Company had no cash assets, but total current assets of $350,307,072 compared with cash assets of 0 and total assets of $1,745,908 at December 31, 1995 and cash assets of $6,657, and total assets of $3,599,446 at December 31, 1994. The Company is not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Capital Resources and Expenditure

     There were no significant capital expenditures made by the Company during the quarter ended December 30, 1996. However, the Company would be obligated to make up to $75,000,000 in capital expenditures if it exercised the Option to acquire the Paraguayan hydrocarbon concessions. Management of the Company knows of no material trends, favorable or unfavorable, with respect to the Company's capital resources.

Inflation

     The results of the Company's operations have not been significantly affected by inflation during the quarter ended December 30, 1996.


Other Information


















































Part II. Other Information

     Items 1, 2, 3, 4, 5, and 6 are not applicable and have been omitted.

















































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



Date: October 10, 1997                     /s/  Sidney B. Fowlds
                                           Director



Date: October 10, 1997                     /s/  John Johnston
                                           Director



Date: October 10, 1997                     /s/  Robert Miller
                                           Director