Form 10-Q
period 1997-03-31
E T CAPITAL INC
filed 1998-06-15
CIK 311842

Manually Executed
As filed with the United States Securities and Exchange  Commission

                SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                            FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the second quarter ended March 31, 1997
Commission File Number 0-9071

                        E.T. CAPITAL, INC.
      (Exact name of registrant as specified in its charter)

Colorado                             74-2026624
(State of Incorporation)   (IRS Employer Identification No.)

3525 South Tamarac Drive, Suite 320, Denver, CO   80237
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number including area code:
(303) 220-0227

Securities registered pursuant to Section 12(b) of the Act:None

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





Item 1.
















































INDEX
                                                          Page of
                                                           Report


PART I       FINANCIAL INFORMATION


Item 1.   Financial Statements:

     Unaudited Consolidated Balance Sheets:
     As at December 31st, 1996 and
1995...........................................1.

     Unaudited Consolidated Statement of Operations:
     For the three months ended December 31st, 1996 and
1995...........................................2.

     Unaudited Consolidated Statement of Cash Flow:
     For the three months ended December 31st, 1996 and
1995...........................................3.

     Unaudited Statement of Stockholders' Equity:
     As at December 31st, 1996...........................................4.

Item 2.   Management's Discussion and Analysis of:

     Financial Condition and Results of Operations
 ...........................................5.


PART II     OTHER INFORMATION


     Other Information..........................................6.

     Signatures      ..........................................7.















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




                        E.T. CAPITAL, INC.

                   (A DEVELOPMENT STAGE COMPANY)

                      STATEMENT OF CASH FLOW
                            (Unaudited)




                               For the 3 mos.         For the 3 mos.
                              Ended                      Ended
                                Dec. 31, 1996          Dec. 31, 1995


Net Cash Flows From Operating Activities:

  Net (Loss)                 $    (281,074)           $    (749,631)

  Adjustments to Reconcile
  Net (Loss) to Cash (Loss)
  From Operating Activities:

     Amortization                       0                    415,625

     Depreciation                 32,000                      31,500

     Sub-total                    (249,074)                (302,506)


  Increase in Accounts Receivable(350,000,000)                             0

  INCREASE (DECREASE) IN DEBENTURE
  PAYABLE, XANTHOS MANAGEMENT CORP.249,073                   302,506

  ISSUANCE OF SHARES OF COMMON STOCK(350,000,000)                            0

  OPTION EXPIRY                      1                             0

  INCREASE (DECREASE) IN CASH        0                             0

  CASH BEGINNING OF PERIOD                      0
0

  CASH, END OF THE PERIOD$                     0      $                     0









                        E.T. CAPITAL, INC.
                   (A DEVELOPMENT STAGE COMPANY)

                 STATEMENT OF STOCKHOLDERS' EQUITY
                            (Unaudited)

As At Dec.31, 1996

               Common
               Class          Stock          Additional     Development
Stockholders
               $0.0001   Par Value Paid-In        Stage          Equity
               Shares         Amount    Capital        (Deficit) (Deficit)
Balance
September 30, 1995  25,787,216     $4,186,079     $14,929,869
$(19,047,313)  $     (68,635)

Issue 25,000,000
shares @ US$0.15
April 17, 1996      25,000,000          250,000       3,500,000
0       3,750,000
Issue 8,000,000
shares @US$1.25
July, 1996            8,000,000           80,000      9,920,000
0     10,000,000

Reversal of
8,000,000 shares
issued July, 1996           0                0       (9,920,000)
0      (9,920,000)

Net (Loss) for the
year ended
September 30, 1996                                    (4,294,332)
(4,294,332)



Balance,
September 30, 1996      58,787,216         $4,516,079   $18,429,869
$(23,341,645)     $(395,697)

November 17, 1997
Issuance of
1,500,000,000
common shares @
US$0.233 pursuant
to financing         1,500,000,000         15,000,000
335,000,000              350,000,000

Deficit for period                                       (281,074)
(281,074)


Balance
December 31,
1996            1,558,787,216         $19,516,079 $353,429,869
$(23,622,719)  349,323,229







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