Form 10-Q
period 1997-06-30
E T CAPITAL INC
filed 1998-06-15
CIK 311842

Manually Executed
As filed with the United States Securities and Exchange Commission

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the third quarter ended June 30, 1997          Commission File Number
0-9071

E.T. CAPITAL, INC.
(Exact name of registrant as specified in its charter)

    Colorado                             74-2026624
(State of incorporation)               (I.R.S. Employer Identification No.)

3525 S. Tamarac Dr., Suite 120, Denver, CO      80237
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number including area code:  (303) 329-0345
Securities registered pursuant to Section 12(b) of the Act:   None

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


As of June 30, 1996, there were 58,787,216 shares of Common Stock, $0.10 par value, outstanding.

Documents incorporated by reference:     None


      INDEX
Page of
  Report


PART I       FINANCIAL INFORMATION


Item 1.          Financial Statements

          Unaudited Consolidated Balance Sheets:

          As at June 30th, 1997 and 1996.....................1.

          United Consolidated Statement of Operations:

          For the nine months ended June 30th, 1997 and 1996.2.

          Unaudited Consolidated Statement of Cash Flow:

          For the nine months ended June 30th 1997 and 1996..3.

          Unaudited Statement of Stockholders' Equity:

          As at June 30th, 1997..............................4.

Item 2.     Management's Discussion and Analysis of:

          Financial Condition and Results of Operations .....5.

PART II     OTHER INFORMATION

          Other Information..................................6.

          Signatures.........................................7.



















Item 1.





















































E.T. CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET
(Unaudited)

ASSETS


June 30, 1997        June 30, 1996


CURRENT ASSETS:

  Cash on Hand$           0        $           0

FIXED ASSETS:

  Equipment         534,886                   534,886

  Less accumulated
    depreciation    (534,885)                 (464,614)

  Net Fixed Assets            1                    70,272

OTHER ASSETS:

  Rights' Title, net of
    amortization             1                   415,625

  Product Development
    Expenditures     304,801                   365,761

  Option to Purchase
    Paraguayan Oil                                    0                   1

  Total Other Assets       304,802                  781,387

TOTAL ASSETS$      304,803      $     851,659
      E.T. CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY



June 30, 1997              June 30, 1996

CURRENT LIABILITIES:

  Accounts Payable$      81,409              $      65,762

LONG-TERM LIABILITIES:

  Debenture Payable, Bearer   1,500,138                    494,305
STOCKHOLDERS' EQUITY:

  Common stock, $.10 par value
    10,000,000,000 shares authorized;
    58,787,216 shares issued and
    outstanding  4,516,079                  4,436,079
  Paid-In-Capital in excess
    of par value   18,429,869                 18,429,869

  (Deficit) Accumulated during
    the Development State  (24,142,692)              (22,574,536)

  TOTAL STOCKHOLDERS' EQUITY    1,196,744                   291,592

  Treasury Stock      (80,000)                        0

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY$      304,803             $
851,659                                                    E.T. CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS
(Unaudited)





                                   For the 9 mos.     For the 9 mos.
                                      Ended             Ended
                                   June 30, 1997     June 30, 1996

REVENUES                              $           0     $           0


GENERAL AND ADMINISTRATIVE EXPENSES:

Amortization                          $           0     $   1,246,875

Auto Expenses,
  gas and repairs                                9,000            9,000

Consulting Fees                              475,480          501,360

Depreciation Expense                           34,269           94,500

Finders' Fees                                         0         1,350,000

Rent Expense                               37,800           37,800

Telephone Expense                                27,000           27,000

Travel and Promotions                          135,000           135,000

TOTAL GENERAL AND
   ADMINISTRATIVE EXPENSES                     718,549         3,401,535

OTHER EXPENSES

Option Expiry                                     1                 0

Interest Expense                                82,497            125,508

NET (LOSS)                              $     801,047     $   3,527,043

E.T. CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOW
(Unaudited)




                                   For the 9 mos.     For the 9 mos.
                                      Ended              Ended
                                   June 30, 1997     June 30, 1996


Net Cash Flows From Operating Activities:

  Net (Loss)                         $    (801,047)     $  (3,527,043)

  Adjustments to Reconcile
  Net (Loss) to Cash (Loss)
  From Operating Activities:

     Amortization                                0          1,246,875

     Depreciation                           34,269            94,500

     Sub-total                              (766,778)        (2,185,671)

  Net (Increase) Expiry of Options      1                (1)

  Increase (Decrease) in Debenture               (766,777)        (1,564,338)
     Payable

  Issuance of Common Stock                            0         3,750,000

  INCREASE (DECREASE) IN CASH                           0                 0

  CASH BEGINNING OF PERIOD                           0                 0

  CASH, END OF THE PERIOD               $           0     $           0
      E.T. CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
As At June 30, 1997
                                    Common
                        Class       Stock     Additional    Development
Stockholders
                       $0.0001     Par Value    Paid-In        Stage
Equity
Balance                Shares       Amount      Capital      (Deficit)
(Deficit)
September 30, 1995     25,787,216  $4,186,079  $14,929,869  $(19,047,313)  $
(68,635)

Issue 25,000,000
shares @ US$0.15
April 17, 1996          25,000,000  250,000    3,500,0000    3,750,000

Issue 8,000,000
shares @US$1.25
July, 19968,000,000   80,000 9,920,0000   10,000,000

Reversal of
8,000,000 shares
issued July, 1996  0  0(9,920,000)0  (9,920,000)

Net (Loss) for the
year ended
September 30, 1996  (4,294,332)  (4,294,332)


Balance,
September 30, 1996     58,787,216  $4,516,079  $18,429,869  $(23,341,645)  $(
395,697)

November 17, 1997
Issuance of
1,500,000,000
common shares @
US$0.233 pursuant
to financing  1,500,000,000 15,000,000   350,000,000   350,000,000

Deficit for period    (281,074)    (281,074)


Balance
December 31, 1996   1,558,787,216 $19,516,079 $353,429,869  $(23,622,719)
$349,323,229

February 13, 1997
Cancel 1,500,000,000
share issue of
November 17, 1996  (1,500,000,000) 15,000,000  335,000,000   350,000,000

Deficit for period         (261,750)    (261,750)


Balance
March 31, 1997    58,787,216  $4,516,079 $ 18,429,869  $(23,884,469)
(938,521)

Deficit for period    (258,253)    (258,253)


Balance
June 30, 1997    58,787,216  $4,516,079 $ 18,429,869  $(24,142,692)
$(1,196,744)

Item 2.









Management's Discussion and Analysis

of

Financial Condition and Results of Operations






























Results of Operations
June 31, 1997 v. June 31, 1996

Overall

     The Company's reentry into the oil and gas exploration business has been complicated by the breaches of agreements by Petek AG, a Swiss investment company, and Barclays Bank in London, England, which have resulted in the Company not receiving the agreed financing. In late 1996, the Company negotiated a $350,000,000 financing with Petek AG, which required the Company to issue 1,500,000,000 shares of its common stock and deliver them to Barclays Bank in London. The Company delivered the shares electronically against payment in November 1996. Barclays subsequently returned the shares in February 1997 and withdrew the financing. There is some evidence that Barclays used the shares to its financial benefit during the period of time it held the shares; there is also some evidence that other financial institutions and investment brokerages may have gained financially from the transactions between the Company and Petek AG and Barclays. The Company has been consulting with investigators and attorneys to consider its options; it has rejected initial settlement offers as inadequate, especially if the failure of the $350,000,000 financing prevents the Company from participating in the Paraguayan oil exploration project. The failure of the financing means that the development stage of the Company's program will continue to draw from the Company's asset picture. Cash assets at the close of the first quarter were $0 as compared to $0 at June 30, 1996, and $657 at June 30, 1995; fixed assets were estimated to be worth $1 at June 30, 1997, as compared to $70,272 at June 30, 1996, and $199,693 at June 30, 1995; the Rights and associated product development expenditures (subject to the amortization schedule set forth in the Financial Statements) dropped to $304,801 as compared to $781,387 at June 30, 1996, and $2,504,846 at June 30, 1995; and total assets were $304,803 at
June 30, 1997, as compared to $851,659 at June 30, 1996, and $2,705,196 at
June 30, 1995.

Extraordinary Items - There were no extraordinary items reported in this fiscal year.

Liquidity and Capital Resources

     At June 30, 1997, the Company had no cash assets and $304,803 in total current assets as compared to no cash assets and total current assets of $851,659 at June 30, 1996, and cash assets of $657 and total assets of $2,705,196 at June 30, 1995. The Company is not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Capital Resources and Expenditure

     There were no significant capital expenditures made by the Company during the quarter ended June 30, 1997. Further, the Company had no known material commitments for additional capital expenditures as of June 30, 1997. Management of the Company knows of no material trends, favorable or unfavorable, with respect to the Company's capital resources.

Inflation - The results of the Company's operations have not been significantly affected by inflation during the quarter ended June 30, 1997.
      Part II. - Other Information

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



Date: October 10, 1997/s/  Sidney B. Fowlds
Director



Date: October 10, 1997/s/  John Johnston
Director



Date: October 10, 1997/s/  Robert Miller
Director