Form 10-K
period 1997-09-30
E T CAPITAL INC
filed 1998-09-02
CIK 311842

Manually Executed
As filed with the United States Securities and Exchange
Commission

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES  EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1997          Commission
File Number
0-9071

E. T. CAPITAL, INC.
(Exact name of registrant as specified in its charter)

     Colorado     74-2026624
(State of incorporation)(I.R.S. Employer Identification No.)

3525 South Tamarac Drive, Suite 120, Denver, CO80237
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number including area code:(604) 691-0538


Former name, former address and former fiscal year, if changed since last report.

Caribou Energy, Inc.
9101 East Kenyon, Suite 2000, Denver, CO 80237

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock,
$0.01 par value.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to all such filing requirements for the past 90 days.

     (1) and (2)Yes

The aggregate market value for the Voting Stock held by non-affiliates based upon the closing price on September 30, 1997, was approximately
$29,393,608.

As of September 30, 1997, there were 58,787,216 shares of Common
Stock, $0.01
par value, outstanding.

Documents incorporated by reference:  Not Applicable.

PART IPage

Item 1.     Business1.

Item 2.     Properties5.

Item 3.     Legal Proceedings5.

Item 4.     Submission of Matters to a Vote of Security Holders5.

PART II

Item 5.     Market for the Registrant's Common Equity and Related
Shareholder
Matters6.

Item 6.     Selected Financial Data6.

Item 7.     Management's Discussion Analysis of Financial
Condition and
Results of Operations8.

Item 8.     Financial Statements and Supplementary Data9.

Item 9.     Changes in and Disagreements with Accountants on
Accounting and
Financial Disclosure  9.

PART III

Item 10.     Directors and Executive Officers of the
Registrant10.

Item 11.     Executive Compensation10.

Item 12.     Security Ownership of Certain Beneficial Owners and
Management11.

Item 13.     Certain Relationships and Related Transactions12.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
8-K13.












PART I

ITEM 1.     BUSINESS

General

     Origins of the Company.

     On November 3, 1982, the Company successfully completed an offering of
22,092,203 shares of its Common Stock and the shares of the Company were cleared for trading in all 50 states and fully listed on the NASDAQ stock exchange, stock symbol CBOU.

     The Company is now concentrating its activities on obtaining contracts to
raise money for charitable organizations using the proprietary 1
900
"pay-per-call" telephone numbers 1 900 "DEMOCRAT", 1 900"
REPUBLICAN", 1 900
"STOP ABUSE", 1 900 "HIV AIDS", 1 900 HIV KIDS, 1 900 "GET MADD" and others.

     The Company began its corporate existence as Caribou Energy, Inc. (the
"Company"), and was incorporated under the laws of the State of Colorado on
October 3, 1978. The Company's initial corporate purpose was to engage in the oil and gas business. Initial oil and gas industry activities of the Company, commencing in 1978, consisted primarily of the acquisition of undeveloped acreage in the Denver-Julesburg Basin in Colorado and Nebraska, drilling 16 wells through two joint ventures and one limited partnership organized by the
Company, and participation in 14 wells drilled in joint ventures organized by other industry operators. Three additional wells were drilled during fiscal year 1983. No further wells were drilled; no additional limited partnerships or joint ventures were entered into by the Company in 1984 or thereafter.

     The Company began to look seriously for an acquisition with additional resources. It acquired North American Equity in 1984 which brought approximately US$6.650,000 in oil and gas properties into the Company. The oil and gas industry continued its decline and after several years and the new properties became uneconomic. The Company continued to search for other acquisitions. On June 19, 1992, the Company signed an agreement (the
"Agreement," which was set forth as Exhibit A to the Company's
1992 10-K
filing, and which is incorporated herein by this reference) which agreement was duly ratified by shareholders changing the direction of the Company (see the Company's 10-K filing for 1992 for complete details) to the telecommunications industry,.

     Although no revenues have been generated as a result of or in direct consequence of the new business of the Company, the Company signed charitable fund raising agreements with Broadway Cares, Inc. (the "Broadway Cares
Agreement"), a group formed by the New York theatre community to fight
A.I.D.S., in April 1993, and additional charitable fund raising agreements were signed between the Company and the Action For Peace Foundation (dedicated to helping the women and children of Bosnia in association with United
Nations' agencies) (the "Peace Agreement") and with the National
Coalition
Against Domestic Violence (the "NCADV Agreement"), in October
1993 and
November 1993, respectively (see the Company's 1994 10-K filing for complete details and copies of the Peace Agreement, which was set forth as Exhibit A thereto, and the NCADV Agreement, which was set forth as Exhibit B thereto).
Both of these contracts have been serviced by the E.T.
Foundation, Inc. a
Washington, D.C., not-for-profit organization. The Company has also made proposals to represent a number of other charitable organizations in their fund raising activities as well. Additional agreements with other charitable organizations are anticipated during the next fiscal year.

     It would be necessary for the Company to raise a substantial amount of money to obtain financial benefits from the various Agreements. Extensive television advertising campaigns would cost millions of dollars, and it would be the Company's obligation to come up with the funds necessary to get such campaigns going. To assist the Company in making additional marketing connections for its "1-900" charitable fund raising program, the Company opened offices in Germany during October 1993 and in Switzerland during February 1994. Although fund raising efforts did not bear fruit immediately, the Company continues its efforts to raise money to conduct its fund raising activities.

     In early 1996, the Company's original core business of oil and gas exploration and development appeared to be rebounding in the United States and throughout the Western Hemisphere. Directors and officers of the Company were approached by various people in the oil and gas business and encouraged to take part in new oil exploration ventures. The Company viewed these overtures seriously.
     In April, 1996, the Company acquired a majority control of Spectrum Oil
Corporation ("Spectrum") and agreed to provide $18 million in financing for
Spectrum's hydrocarbon concessions in the Republic of Paraguay, which totaled approximately 15 million acres, subject to the terms of an agreement between
Spectrum and the Company. Geologic and seismic data indicated that there could be tens of millions of barrels of oil in the leased area. The Company's
Agreement to acquire Spectrum and finance its concessions was subject to verification of the agreements by which Spectrum acquired development rights to the concessions. The Company negotiated a private placement of 8 million share purchase warrants at a price of $2.00 per share for a period of two years. The financing would have guaranteed the funds necessary to complete the acquisition of Spectrum and to fulfill the financial commitments of
Spectrum to the oil and gas concessions in Paraguay. However, by July, 1996,
Spectrum was in default of its agreements with the owners of the Paraguayan concessions and the Company terminated all agreements between Spectrum and the
Company. Thereafter, the Company agreed to tender back to Spectrum the majority control shares of Spectrum which it had given to the Company in connection with its agreements with the Company in exchange for the 8 million shares of the Company's common stock which had been given to Spectrum pursuant to the said agreements.

     The Company thereafter negotiated an Option Agreement directly with the owners of the Paraguayan hydrocarbon concessions. The terms of this Agreement required the Company to complete a ten-year exploration and development program at a cost of approximately $300 million. The Company negotiated a
$350 million financing agreement with Petek A.G., a Swiss investment firm, which required the Company to issue 1.5 billion shares of its common stock for payment against delivery. In November 1996, the shares were electronically delivered to Barclay's Bank in London, United Kingdom, against payment of
US$350 million. In February, 1997, the shares were returned by Barclays to the Company and Barclay's withdrew from the financing.

     The Company and its counsel have taken the position that the individuals, companies and financial institutions which either profited from the referenced transaction or which participated in the transaction should compensate the
Company for the use of its securities and for breach of the original contractual arrangements to the Company's detriment. The Company's lawyers are investigating the Company's remedies as a result of these transactions and are confident that the Company will be successful.

     The Company is continuing its efforts to finance the Paraguayan hydrocarbon concessions. In late 1997 and early 1998 the Asian economic crisis adversely affected the world price of oil, however, activity in the oil and gas industry has historically been cyclical and the Company considers that this crisis has already been discounted and should not adversely affect ongoing negotiations. Although it is anticipated that European telephony and telecommunication standards should reach North American standards within the next two years, the Company cannot fully utilize its systems or services in
Europe until those standards have been met. In order to conserve its financial resources, the Company has decided to scale down its European operations until promotion of its technology is warranted by advances in the
European telecommunications standards.

Financial Information About Industry Segments. Since inception, Company revenues, operating profit or loss and identifiable assets have all been attributable to the telecommunications industry and the oil and gas industry.
The Company no longer has any purpose to file financial information regarding the amounts of revenue from sales to unaffiliated customers, operating profit or loss and identifiable assets attributable to this segment inasmuch as the
Company no longer has revenue generated from its telecommunications assets or from active oil and gas assets. The Company has no revenue, and no other relevant financial information, associated with the telecommunications industry or with the charitable fund raising industry to date.

Narrative Description of Business. Until June 1992, the Company was engaged in the oil and gas exploration business and in the production and sale to wholesalers of crude oil and natural gas. The Company acquired oil and gas property interests, mainly leases through its contacts in the petroleum industry and then sold fractional undivided interests in a portion of the acreage to individual investors and industry firms in connection with exploratory drilling programs (limited partnerships and joint ventures). The Company also participated in drilling exploratory and development wells through joint ventures organized by other industry operators.

     As of June 1992, the Company entered into an entirely different business. It acquired a company with certain ownership rights (the "Rights") to a telecommunications system capable of answering and/or otherwise handling multiple telephone calls per minute (the "System"). The System was designed for use with voice mail, and has unique and highly useful features. The
Company determined that such a system could most advantageously be used for charitable fund raising in conjunction with 1-900 numbers. As reported above, the Company entered into several Agreements for charitable fund raising during the calendar year 1993.

     The Rights pertain to the "E.T. TeleManagement," "1-900,"
"1-800" and
E.T. "TeleManagement" VoiceMail systems, as reported in the company's 1992
10-K filing.

     The Company has no other patents, trademarks, licenses, franchises or concessions. Telecommunications services and charitable fund raising are not seasonal activities.

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

     The Company is continuing its efforts to finance the Paraguayan hydrocarbon concessions. In late 1997 and early 1998 the Asian economic crisis adversely affected the world price of oil, however, activity in the oil and gas industry has historically been cyclical and the Company considers that this crisis has already been discounted and should not adversely affect ongoing negotiations.

     1 900 cash flow projections contained in the business plan are substantial, however, should be met within the first year of signing a contract. Even though the auditors chose to write off the Company's telecommunications assets over a four year period, the Company considers its telephone technology purchased in 1992 still has substantial value. Although it is anticipated that European telephony and telecommunication standards should reach North American standards within the next two years, the Company cannot fully utilize its systems or services in Europe until those standards have been met. In order to conserve its financial resources, the Company has decided to scale down its European operations until promotion of its technology is warranted by advances in the European telecommunications standards.

Financial Information About Foreign and Domestic Operations and
Export Sales.
The Company opened offices in Germany and Switzerland to assist in financing the various projects of the Company. It entered into an Option Agreement with respect to hydrocarbon concessions in the Republic of Paraguay in 1996, but there are no foreign operations or export sales at this time. This is changing rapidly and it is anticipated that the Company will have expanded its operations in Europe and South America by fiscal 1999.

Employment. The Company has no full-time employees. The policy of the
Company has been to utilize consultants and other professionals on and ad hoc, when needed, basis until the size of the Company warrants the employment of paid employees. The Company anticipates the need for paid employees during fiscal 1999. The Company considers its employee relations to be satisfactory under the circumstances.

Competition. The Company's activities in the oil exploration industry as well as in the telecommunications and fund raising industries involve two extremely competitive industries. The oil industry in America, after a decade-long decline, with a price collapse in the mid-eighties with a corresponding decline in demand, made a significant comeback in the mid 1990's before declining again in late 1997, and the fund raising industry and the telecommunications industry are among the most rapidly growing industries in the world. In both industries, the Company is one of thousands of firms which make money, or propose to make money, from its operations. In the oil industry, the Company faces competition from hundreds of wildcatters and a number of giant corporations like Exxon, Shell, and others. In the telecommunications industry, competition comes from giant corporations like
AT&T and from thousands of small companies, offering an ever-increasing array of telecommunications products and services; and in the charitable fund raising industry, there are a number of organizations which raise money, and a myriad of charitable organizations formed for a myriad of purposes.
Competition is both general and specific: there are a number of approaches to making money in the oil exploration industry, and there are many other ways to raise money for charities besides advertising 1-900 telephone numbers.

ITEM 2.     PROPERTIES

     The Company has its registered offices in Denver, Colorado and has no properties under development at this time.

ITEM 3.     LEGAL PROCEEDINGS

     No legal proceedings are now pending by or against the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the year ended September 30, 1997, no significant matters came to a vote of security holders of the Company.


PART II

ITEM 5.MARKET PRICE FOR THE COMPANY'S COMMON STOCK AND RELATED
STOCKHOLDER
MATTERS

     The Company's Common Stock is traded on the NASDAQ
Electronic Bulletin
Board, stock symbol ETCP. The following table sets forth the high and low sales price, in United States Dollars, for each quarterly period during the three most recent fiscal years.

          1996 - 19971995 - 19961994 - 19951993 - 1994
Quarter EndedHigh   LowHigh   LowHigh   LowHigh   Low

December 311.25     0.751.25   1.251.25   1.252.50   1.25

March 310.75     0.25 1.25   1.251.25   1.251.75    .40

June 300.75     0.251.25   1.251.25   1.25.  .40    .15

September 300.50     0.251.25   1.251.25   1.25  .03    .01

     As of September 30, 1997, there are approximately 9,377 registered holders of record of the Company's Common Stock.

     The Company has never declared or paid cash dividends to holders of its
Common Stock. It does not anticipate paying any dividends in the foreseeable future.

ITEM 6.SELECTED FINANCIAL DATA

     See attached page.














ITEM 6.SELECTED FINANCIAL DATA


                 1997*          1996*       1995*     1994*
1993*

Cash Assets $         0            0              0       9,659
 21,657

Equipment         0   34,270   164,772   285,193   409,334

Other Assets-
  Voice-Mail         1           11,662,5003,325,0004,987,500

Total Assets243,842339,0732,193,0334,046,5715,418,491

Current
Liabilities107,577  81,409     65,762     32,800     27,365

Notes Payable          00  0              0              0

Debentures
Payable  38,235 733,3612,058,636 3,444,089 2,184,970

Total
Liabilities     243,842 339,073 2,193,033 4,046,571 2,212,335

Shareholders'
Equity  98,030(395,697)      68,635    569,682 3,206,156

Revenues00   0   0   0

Expenses        (1,146,273)     (4,153,668)  2,790,795  2,566,377
2,688,123

Net Gain
   (Loss)        (1,146,273)     (4,153,668) (2,790,795)
(2,566,377)
(2,688,123)

Shares Out-
   standing        58,787,216      58,787,216 25,787,216
39,360,791 39,360,791

Net Gain (Loss)
   Per Share    (.0225)   N/A      N/A      N/A       N/A


&WP6-34;Figures given are for fiscal year end, not calendar year end. The
Company's fiscal year ends on September 30th.




ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS
OF OPERATIONS

Results of Operations
Fiscal 1997 v. Fiscal 1996

Overall

     The Company's entry into the area of charitable fund raising using 1-900
"pay-per-call" telephone numbers has continued during this fiscal year. 1 900
"DEMOCRAT" and 1 900 "REPUBLICAN" have the potential to generate many tens of millions of dollars in revenues for the Company. Until the marketing plan of the Company begins to develop cash flow, the development stage of the program will continue to draw from the Company's asset picture.

     During this fiscal year, the Company has attempted to negotiate a resolution with financial institutions which management concludes have made a profit from dealings involving the Company's securities but refused to compensate the Company as required by several contracts. The Company expects to ultimately obtain compensation and is negotiating with relevant parties.
Although it is anticipated that European telephony and telecommunication standards should reach North American standards within the next two years, the
Company cannot fully utilize its systems or services in Europe until those standards have been met. In order to conserve its financial resources, the
Company has decided to scale down its European operations until promotion of its technology is warranted by advances in the European telecommunications standards.

     The Company is still considering reentering the oil and gas exploration
industry which was once its mainstay by negotiating the terms of a financing
agreement that would allow the Company to reenter negotiations to develop oil
and gas reserves in the Republic of Paraguay at an estimated cost of $300
million.  The Company also continued its  entry into the area of charitable
fund raising using 1-900 "pay-per-call" telephone numbers during this fiscal
year.  Cash assets at the close of fiscal 1997 were $0 as
compared to $0 in
1996 and in 1995; fixed assets were estimated to be worth
$534,886 in 1997 but
depreciated to 0 as compared to the same in 1996 and  1995; the
Rights and
associated product development expenditures (subject to the
amortization
schedule set forth in the Financial Statements) dropped to $1 in
1996 from
$1,662,500 in 1995 and  $3,751,721 in 1994 and remained there for fiscal 1997;
and total assets were $243,842 as compared to $339,073 in 1996 and  $2,193,033
in 1995 and $4,046,571 in 1994.

     The Company believes that during fiscal 1998, it will both reestablish its presence in the petroleum industry and commence its charitable fund raising activities, as described in the business plan of the Company, to raise such funds as are necessary to possibly not only finance the election of the next President of the United States through the use of its 1 900 "DEMOCRAT"
AND 1 900 "REPUBLICAN" telephone numbers, but to affect the election campaign reform laws and forever change the system for political fund raising in the
United States .

Extraordinary Items

     There were no extraordinary items reported in this fiscal year.


Liquidity and Capital Resources

     At September 30, 1997, the Company had $0 cash assets, but total current assets of$ 243,842 compared to $0 and $339,073 in 1996, compared with no cash assets and total current assets of $2,193,033 in 1995 and cash assets of
$9,657 and total assets of $4,046,571 in 1994. The Company is not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Capital Resources and Expenditures

     There were no significant capital expenditures made by the Company during the fiscal year ended September 30, 1997. Further, until the Company concludes a financing, the Company had no known material commitments for additional capital expenditures as of September 30, 1997. Management of the
Company knows of no material trends, favorable or unfavorable, with respect to the Company's capital resources.
Inflation

     The results of the Company's operations have not been significantly affected by inflation during the last three fiscal years ended
September 30,
1997.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Such financial statements and schedules as are available are attached hereto.

ITEM 9.     DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.



PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Identification of Executive Officers and Directors

NameAgePosition with CompanyDirector Since

Sidney B. Fowlds58Chairman of the BoardOctober 31, 1986
John Johnston73Vice PresidentOctober 31, 1986
Robert M. Miller     56Secretary-TreasurerOctober 31, 1992

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

Business Experience

   Sidney B. Fowlds:See the Company's 1987 Annual Report, Exhibit
C.

   John Johnston:     See the Company's 1987 Annual Report,
Exhibit D.

  Robert M. Miller:See the Company's December 1993 Quarterly
Report, Exhibit
A.

Involvement in Certain Legal Proceedings

     None.

ITEM 11.     EXECUTIVE COMPENSATION

     The following table sets forth the cash compensation paid by the Company during the fiscal year ended September 30, 1996, to each executive officer who received in excess of $60,000 (there were none) and to all executive officers as a group.

Cash Compensation Table
Identity of Group     Capacities in which served     Cash
Compensation
All executive officersExecutive Officers$0 (includes all cash bonuses) as a group
Employment Arrangements

     Details of any Employment Contracts as exist between any officer of the
Company set forth above and the Company itself have already been disclosed in previous 10-K filings for the Company. No additional contracts were entered into between any Directors and/or officers of the Company and the Company itself during the fiscal year ended September 30, 1997.

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

Termination of Employment and Change of Control Arrangement

     None.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following tables set forth information, as of September
30, 1996,
with respect to beneficial ownership of the Company's common stock, $0.01 par value, of the Company's officers and directors, both individually and as a group, and the record and/or beneficial owners of more than five percent of the Company's common stock:

Security Ownership of Certain Beneficial Owners
(Name of Holder; Number of Shares; Percentage of Outstanding
Common Shares
Held)

North American Oil and Gas; 2,578,700;  4.39%

Officers and directors and beneficial owners of more than 5% of the Company's
common stock as a group; North American Oil and Gas; 2,578,700;
4.39%


Changes in Control

     The Company knows of no other arrangements the operations of which may at a subsequent date result in a change in control of the Company.



ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

     Not applicable.

Certain Business Relationships

     None.
Indebtedness of Management

     None.

PART IV


ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a) (1)Financial Statements

     Auditors ReportF-1

     Balance SheetsF-2

     Statements Of OperationsF-4

     Statements of Shareholders EquityF-5

     Statements of Cash FlowsF-6

     Notes to Financial StatementsF-7

    (2) Financial Statement Schedules for the fiscal year ended September
30, 1997

     All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.

(b)     Reports on Form 8-K

No reports were made on Form 8-K during the fiscal year ended
September 30,
1997
































E.T. CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)








AUDIT REPORTS

AS OF

September 30, 1997 and 1996

























Janet Loss, C.P.A., P.C.
3525 South Tamarac Drive, Suite 120
Denver, Colorado  80237













INDEX TO FINANCIAL STATEMENTS


E.T. CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)





TABLE OF CONTENTS


ITEM                                                         PAGE

Report of Certified Public Accountant....................       1

Balance Sheets,
September 30, 1997 and 1996..............................     2-3

Statements of Operations,
For Years Ended September 30, 1997 and 1996..............       4

Statements of Stockholders' Equity,
For Years Ended September 30, 1997 and 1996..............       5

Statements of Cash Flows,
For Years Ended September 30, 1997 and 1996..............       6

Notes to Financial Statements............................     7-9



















Janet Loss, C.P.A., P.C.
3525 South Tamarac Drive, Suite 120
Denver, Colorado 80237
(303) 220-0227



Board of Directors
E.T. Capital, Inc.
Suite 315 - 650 West Georgia Street
Vancouver, B.C., Canada V6BN7


I have audited the Balance Sheets of E.T. Capital, Inc. as of September 30,
1997 and 1996, and the Statements of Operations, Stockholders'
Equity and Cash
Flows for the years ended September 30, 1997 and 1996.

I conducted my audit in accordance with generally accepted auditing standards. These standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principl es used and significant estimate made by management, as well as evaluating the overall financial statement presentation.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E.T. Capital, Inc. (a development stage company) as of September 30, 1997 and 1996, and the results of its operations and its cash flow for the years ended September 30, 1997 and
1996.




"Janet Loss"

Janet Loss, C.P.A., P.C.


August 5, 1998











E.T. CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS


ASSETS

                         September 30,September 30,
                                     1997              1996
CURRENT ASSETS:
     Cash on Hand                    0                          0

FIXED ASSETS:
     Equipment (Note 2)          534,886          534,886

     Less accumulated
        depreciation$        534,886$        500,616

     Net Fixed Assets$                   0$          34,270

OTHER ASSETS:
     Rights' Title, net of
        amortization (Note 2)$          1 $                  1

     Product Development
        Expenditures, net of
        amortization (Note 2)           243,841           304,801

     Option (Note 8)$                    0     $
 1

     Total Other Assets$         243,842$         304,803

TOTAL ASSETS$         243,842$         339,073





The accompanying notes are an integral part of the financial statements.







E.T. CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):


                              September 30,September 30,
                                          1997              1996


CURRENT LIABILITIES:
     Accounts Payable     $       107,577                 81,409

LONG-TERM LIABILITIES:  (Note 4)
     Debenture Payable, Xanthos
        Management Corporation           38,235
733,361

STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, $.01 par value,
        10,000,000,000 authorized,
        58,787,216 shares issued
     and outstanding      4,516,079            4,186,079

     Paid-In-Capital in excess
        of par value     20,069,869      18,429,869

     (Deficit) Accumulated during
        the Development Stage   (24,487,918)     (23,341,645)

     TOTAL STOCKHOLDERS'
     EQUITY (DEFICIT)   (       98,030)            395,697

     Less treasury stock,
     8,000,000 shares, at cost   (                0)
80,000

     SUB-TOTAL:         (498,030)           (475,697)

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY
        (DEFICIT):$        243,842$          339,073


The accompanying notes are an integral part of the financial statements.
E.T. CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS


                                        For the YearFor the Year
                                             Ended     Ended
                                        September 30,September
30,
                                               1997

1996

REVENUES$                  0$                  0

GENERAL AND ADMINISTRATIVE EXPENSES:
     Accounting$           2,250$           2,250
     Amortization (Note 2)           60,690      1,723,459
     Auto Expenses, gas and repairs           12,000
12,000
     Consulting Fees          623,750          655,660
     Depreciation Expenses (Note 2)            34,270
130,502
     Filing and Transfer Fees24,29315,647
     Rent Expense50,40048,150
     Telephone Expense36,00036,000
     Travel and Promotions          180,000          180,000

     TOTAL GENERAL AND
       ADMINISTRATIVE EXPENSES$     1,023,548$      4,153,668

NET (LOSS) BEFORE
     OTHER INCOME (EXPENSES)      (4,158,668)       (4,158,668)

OTHER INCOME AND (EXPENSES):
     Interest Expense          (140,664)          (210,252)

     TOTAL OTHER INCOME AND
        (EXPENSES)          (140,664)               (210,252)

NET (LOSS)$     (4,294,332)$     (3,001,047)

NET (LOSS) PER SHARE$          (.11216)$          (.23275)


The accompanying notes are an integral part of the financial statements.







E.T. CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY
                       CommonTotal
               Class A    StockAdditionalDevelopment
Stockholders'
               $.0001Par Value   Paid-In    StageEquity
               Shares Amount   Capital  (Deficit)
(Deficit)
Balances
September 30, 199525,787,216$4,186,079$14,928,869$(19,047,313)
  $
68,635

Issue 25,000,000
shares @ $ 0.15
April 17, 199625,000,000      250,000     3,500,000
03,750,000

Issue 8,000,000
shares at $1.25
July 1886 8,000,000        80,000    9,920,000      0
10,000,000

Reversal of
8,000,000 shares
issued July, 1996  0    0    9,920,000      0
(9,920,000)
Net (Loss) for the
Year Ended
September 30, 1996  0    0     0    (4,294,332)(4,294,332)





Balances,
September 30, 199658,757,216$4,516,869$18,429,869 $(23,341,645)
 $        (
395,697)

Issue 1,500,000,000
shares at $.234 per
share, Oct. 1, 1996    1,500,000,000 15,000,000 335,000,000
0
350,000,000

Cancellation of
1,500,000,000 share
issued @ .234 per
share, Feb.15, 1997  (1,500,000,000)     (15,000,000)
(335,000,000)                  0              (350,000,000)

Sale of 8,000,000
shares of treasury
stock @ $.215
September 21, 1997              0              0
1,640,000                  0           1,640,000

Net (Loss) for the
Year Ended
September 30, 1997    0    0       0            (1,146,273)
(1,146,273)





Balances,
September 30, 199758,787,216$  4,516,079$  20,069,869$
(24,487,918
$             98,030





The accompanying notes are an integral part of the financial statements.

E.T. CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

                                        For the YearFor the Year
                                            Ended     Ended
                                        September 30,September
30,
                                               1997
1996

Net Cash Flows From Operating Activities:

   Net (loss)$  (1,146,273)$   (4,294,332)

   Adjustments to Reconcile
   Net (Loss) to Cash (Loss)
   From Operating Activities:

      Amortization          60,960      1,723,459
      Depreciation          34,270         130,502

      Sub-total    (1,051,043)     (2,440,371)

     Increase in Accounts Payable          26,168
15,647

   (Decrease) Increase in
   Debenture Payable, Xanthos
   Management Corp.    (  695,126)     (1,325,275)

   Issuance of shares of
      common stock                  0      3,830,000

   Increase (Decrease) due to sale
   And purchase of 8,000,000
   Shares of treasury stock      1,720,000          (80,000)

   Option                    1                   (1)

INCREASE (DECREASE) IN CASH        0        0

CASH, BEGINNING OF PERIOD                    0
     0

CASH, END OF THE PERIOD$                  0$                   0




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

In 1992, E.T. Capital, Inc. (the Colorado Corporation) secured all the rights, title and interest to the E.T. "TeleManagement" VoiceMail System and 1-800 and
1-900 "pay-per-call" telephone numbers and information center from a Nevada corporation, E.T. Network, Inc., for $6,650,000.00. This purchase was financed by the sale of 20,000,000 Regulation "S" restricted shares of the
Company.

As of October 1, 1994, the Colorado Corporation changed its name to E.T.
Capital, Inc.

E.T. Network, Inc. was a Nevada corporation which owned the world-wide rights to the E.T. "TeleManagement" VoiceMail System and the 1-800 and 1-900 "pay
-per-call" telephone numbers and information center. Its wholly-owned subsidiary was Encryption Technology Canada, Inc. (E.T.). This subsidiary owned the rights for the VoiceMail system in Canada.

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







E.T. CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS


Note 2 - CONTINUED

Amortization
The purchased rights for the TeleManagement VoiceMail system and the 1-800 and
1-900 "pay-per-call" telephone numbers are being amortized over the estimated useful life of four (4) years.

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

Note 8 - OPTION & SUBSEQUENT EVENTS
The Company negotiated an Option Agreement directly with the owners of the
Hydrocarbon concessions in the Republic of Paraguay. The terms of the
Agreement require the Company to complete a ten year exploration and development program of approximately US$300 million. The Company negotiated a
US$350 million financing with Petek AG, a Swiss Investment firm which require the Company to issue 1.5 billion shares for payment against delivery. In
November 1996, the shares were electronically delivered to Barclay's Bank in
London, England against payment of US$350 million.  In February
1997, the
shares were returned by Barclay's to the Company Barclay's withdrew from the financing. The Company's lawyers are investigating the Company's remedies as a result of this transaction and are confident that the Company will be successful.












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