Form 10-K
period 1998-09-30
E T CAPITAL INC
filed 1998-10-16
CIK 311842

Manually Executed
As filed with the United States Securities and Exchange
Commission

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES  EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1998          Commission
File Number
0-9071

E. T. CAPITAL, INC.
(Exact name of registrant as specified in its charter)

     Colorado     74-2026624
(State of incorporation)(I.R.S. Employer Identification No.)

3525 South Tamarac Drive, Suite 120, Denver, CO80237
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number including area code:(604) 925-0534


Former name, former address.

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

     (1) and (2)Yes

The aggregate market value for the Voting Stock held by non-affiliates based upon the closing price on September 30, 1998, was approximately
$5,393,608.

As of September 30, 1998, there were 58,787,216 shares of Common
Stock, $0.01
par value, outstanding.

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

Item 12.     Security Ownership of Certain Beneficial Owners and
Management11.

Item 13.     Certain Relationships and Related Transactions12.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
8-K13.












PART I

ITEM 1.     BUSINESS

General

     Origins of the Company.

     The shares of the Company were registered for trading in all 50 states and fully listed on the NASDAQ stock exchange, stock symbol CBOU in November,
1982.

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

     In April, 1996, the Company re-entered the oil and gas industry by entering into agreement with respect to Paraguayan oil and gas concessions, as set forth above under "Origins of the Company."

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the year ended September 30, 1998, no significant matters came to a vote of security holders of the Company.


PART II

ITEM 5.MARKET PRICE FOR THE COMPANY'S COMMON STOCK AND RELATED
STOCKHOLDER
MATTERS

     The Company's Common Stock is traded on the NASDAQ
Electronic Bulletin
Board, stock symbol ETCP. The following table sets forth the high and low sales price, in United States Dollars, for each quarterly period during the three most recent fiscal years.

          1997 - 19981996 - 19971995 - 19961994 - 19951993 - 1994
Quarter EndedHigh    LowHigh   LowHigh   LowHigh   LowHigh   Low

December 310.50    0.251.25     0.751.25   1.251.25   1.252.50
1.25

March 310.50    0.250.75     0.25 1.25   1.251.25   1.251.75
 .40

June 300.50    0.250.75     0.251.25   1.251.25   1.25.  .40
 .15

September 300.50    0.010.50     0.251.25   1.251.25   1.25  .03
 .01

     As of September 30, 1998, there are approximately 9,396 registered holders of record of the Company's Common Stock.

     The Company has never declared or paid cash dividends to holders of its
Common Stock. It does not anticipate paying any dividends in the foreseeable future.

ITEM 6.SELECTED FINANCIAL DATA

     See attached page.














ITEM 6.SELECTED FINANCIAL DATA


                 1998*       1997*         1996*       1995*
1994*

Cash Assets   $ 50,327          0            0              0
 9,659

Equipment          0          0   34,270   164,772   285,193

Other Assets-
  Voice-Mail          1          1           11,662,5003,325,000

Total Assets233,210243,842339,0732,193,0334,046,571

Current
Liabilities120,207107,577  81,409     65,762     32,800

Notes Payable           0          00  0              0

Debentures
Payable464,633  38,235 733,3612,058,636 3,444,089

Total
Liabilities233,210243,842 339,073 2,193,033 4,046,571

Shareholders'
Equity          (351,630)  98,030(395,697)      68,635    569,682

Revenues           0          00   0   0

Expenses          (449,660)     (1,146,273)      (4,153,668)
2,790,795
2,566,377

Net Gain
   (Loss)          (449,660)     (1,146,273)     (4,153,668)
(2,790,795)(2,566,377)

Shares Out-
   standing        58,787,216    58,787,216      58,787,216
25,787,216
39,360,791

Net Gain (Loss)
   Per Share  (0.0076) (.0225)   N/A      N/A      N/A


&WP6-34;Figures given are for fiscal year end, not calendar year end. The
Company's fiscal year ends on September 30th.




ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS
OF OPERATIONS

Results of Operations
Fiscal 1998 v. Fiscal 1997

Overall

     The Company's entry into the area of charitable fund raising using 1-900
"pay-per-call" telephone numbers has continued during this fiscal year. 1 900
"DEMOCRAT" and 1 900 "REPUBLICAN" continue to have the potential to generate many tens of millions of dollars in revenues for the Company. Until the marketing plan of the Company begins to develop cash flow, the development stage of the program will continue to draw from the Company's asset resources.

     During this fiscal year, the Company has attempted to negotiate a resolution with financial institutions which management concludes have made a profit from dealings involving the Company's securities but refused to compensate the Company as required by several contracts. The Company expects to ultimately obtain compensation and is negotiating with relevant parties.
Although it is anticipated that European telephony and telecommunication standards should reach North American standards within the next two years, the
Company cannot fully utilize its systems or services in Europe until those standards have been met. In order to conserve its financial resources, the
Company has scaled down its European operations until promotion of its technology is warranted by advances in the European telecommunications standards.

     The Company is still considering reentering the oil and gas exploration industry which was once its mainstay by negotiating the terms of a financing agreement that would allow the Company to reenter negotiations to develop oil and gas reserves in the Republic of Paraguay at an estimated cost of $300 million. The Company also continued its entry into the area of charitable fund raising using 1-900 "pay-per-call" telephone numbers during this fiscal year. Cash assets at the close of fiscal 1998 were $50,327 as compared to $0 in 1997 and $0 in 1996; fixed assets were estimated to be worth $534,886 in
1998 but depreciated to 0 as compared to the same in 1997 and 1996; the
Rights and associated product development expenditures (subject to the amortization schedule set forth in the Financial Statements) were $1 in 1998, the same as 1997 and down from 1996 at $1,662,500. Total assets were $233,210 compared to $243,842 in 1997, $339,073 in 1996, $2,193,033 in
1995 and
$4,046,571 in 1994.

     The Company believes that during fiscal 1999, it will both re-establish its presence in the petroleum industry and commence its charitable fund raising activities, as described in the business plan of the Company, to raise such funds as are necessary to possibly not only finance the election of the next President of the United States through the use of its proprietary 1 900
"DEMOCRAT" AND 1 900 "REPUBLICAN" telephone numbers, but to affect the election campaign reform laws and forge changes to the system for political fund raising in the United States .

Extraordinary Items

     There were no extraordinary items reported in this fiscal year.


Liquidity and Capital Resources

     At September 30, 1998, the Company had $50,327 cash assets, but total current assets of$ 233,210 compared to $0 cash assets and $243,842 in fiscal
1997, $0 and $339,073 in 1996, and no cash assets and total current assets of
$2,193,033 in 1995. The Company is not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Capital Resources and Expenditures

     There were no significant capital expenditures made by the Company during the fiscal year ended September 30, 1998. Further, until the Company concludes a financing, the Company had no known material commitments for additional capital expenditures as of September 30, 1998. Management of the
Company knows of no material trends, favorable or unfavorable, with respect to the Company's capital resources.

Inflation

     The results of the Company's operations have not been significantly affected by inflation during the last three fiscal years ended
September 30,
1998.

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

   Sidney B. Fowlds:See the Company's 1987 Annual Report, Exhibit
C.

   John Johnston:     See the Company's 1987 Annual Report,
Exhibit D.

  Robert M. Miller:See the Company's December 1993 Quarterly
Report, Exhibit
A.

Involvement in Certain Legal Proceedings

     None.

ITEM 11.     EXECUTIVE COMPENSATION

     The following table sets forth the cash compensation paid by the Company during the fiscal year ended September 30, 1998, to each executive officer who received in excess of $60,000 (there were none) and to all executive officers as a group.

Cash Compensation Table
Identity of Group     Capacities in which served     Cash
Compensation
All executive officersExecutive Officers$0 (includes all cash bonuses) as a group
Employment Arrangements

     Details of any Employment Contracts as exist between any officer of the
Company set forth above and the Company itself have already been disclosed in previous 10-K filings for the Company. No additional contracts were entered into between any Directors and/or officers of the Company and the Company itself during the fiscal year ended September 30, 1998.

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

Termination of Employment and Change of Control Arrangement

     None.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following tables set forth information, as of September
30, 1998,
with respect to beneficial ownership of the Company's common stock, $0.01 par value, of the Company's officers and directors, both individually and as a group, and the record and/or beneficial owners of more than five percent of the Company's common stock:

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

Certain Business Relationships
     None.

Indebtedness of Management
     None.

PART IV


ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a) (1)Financial Statements

     Auditors ReportF-1

     Balance SheetsF-2

     Statements Of OperationsF-4

     Statements of Shareholders EquityF-5

     Statements of Cash FlowsF-6

     Notes to Financial StatementsF-7

    (2) Financial Statement Schedules for the fiscal year ended September
30, 1998

     All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.

(b)     Reports on Form 8-K

No reports were made on Form 8-K during the fiscal year ended
September 30,
1998.






























E.T. CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)








AUDIT REPORTS

AS OF

September 30, 1998 and 1997

























Janet Loss, C.P.A., P.C.
3525 South Tamarac Drive, Suite 120
Denver, Colorado  80237













INDEX TO FINANCIAL STATEMENTS


E.T. CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)





TABLE OF CONTENTS


ITEM                                                         PAGE

Report of Certified Public Accountant....................       1

Balance Sheets,
September 30, 1998 and 1997..............................     2-3

Statements of Operations,
For Years Ended September 30, 1998 and 1997..............       4

Statements of Stockholders' Equity,
For Years Ended September 30, 1998 and 1997..............       5

Statements of Cash Flows,
For Years Ended September 30, 1998 and 1997..............       6

Notes to Financial Statements............................     7-9




















Janet Loss, C.P.A., P.C.
3525 South Tamarac Drive, Suite 120
Denver, Colorado 80237
(303) 220-0227



Board of Directors
E.T. Capital, Inc.
Suite 315 - 650 West Georgia Street
Vancouver, B.C., Canada V6BN7


I have audited the Balance Sheets of E.T. Capital, Inc. as of September 30,
1998 and 1997, and the Statements of Operations, Stockholders'
Equity and Cash
Flows for the years ended September 30, 1998 and 1997.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E.T. Capital, Inc. (a development stage company) as of September 30, 1998 and 1997, and the results of its operations and its cash flow for the years ended September 30, 1998 and
1997.




"Janet Loss"

Janet Loss, C.P.A., P.C.


October 9, 1998















E.T. CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS


ASSETS

                         September 30,September 30,
                                 1998               1997

CURRENT ASSETS:
     Cash on Hand$           50,327$                   0

FIXED ASSETS:
     Equipment (Note 2)          534,886          534,886

     Less accumulated
        depreciation          534,886          534,886)

     Net Fixed Assets                     0                     0

OTHER ASSETS:
     Rights' Title, net of
        amortization (Note 2)$          1 $                  1

     Product Development
        Expenditures, net of
        amortization (Note 2)           182,882           243,841

     Option (Note 8)                      0
   0

     Total Other Assets           182,883           243,842

TOTAL ASSETS$         233,210$         243,842





The accompanying notes are an integral part of the financial statements.







E.T. CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):


                              September 30,September 30,
                                          1998              1997


CURRENT LIABILITIES:
     Accounts Payable     $       120,207     $        107,577

LONG-TERM LIABILITIES:  (Note 4)
     Debenture Payable, Xanthos
        Management Corporation          464,633
38,235

STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, $.01 par value,
        10,000,000,000 authorized,
        58,787,216 shares issued
     and outstanding      4,516,079            4,516,079

     Paid-In-Capital in excess
        of par value     20,069,869      20,069,869

     (Deficit) Accumulated during
        the Development Stage   (24,937,587)     (24,487,918)

     TOTAL STOCKHOLDERS'
     EQUITY (DEFICIT)(        351,630)             98,030

         SUB-TOTAL:(        351,630)(            98,030)

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY
        (DEFICIT):$        233,210$          243,842





The accompanying notes are an integral part of the financial statements.


E.T. CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS


                                        For the YearFor the Year
                                             Ended     Ended
                                        September 30,September
30,
                                               1998

1997

REVENUES$        -          $        -

GENERAL AND ADMINISTRATIVE EXPENSES:
     Accounting$           1,500$           1,875
     Amortization (Note 2)           60,959           60,960
     Auto Expenses, gas and repairs           12,000
12,000
     Consulting Fees           72,890          623,750
     Depreciation Expenses (Note 2)                    0
34,270
     Filing and Transfer Fees11,13024,293
     Rent Expense50,40050,400
     Telephone Expense36,00036,000
     Travel and Promotions          180,000          180,000

     TOTAL GENERAL AND
       ADMINISTRATIVE EXPENSES          424,879$      1,023,548

NET (LOSS) BEFORE
     OTHER INCOME (EXPENSES)(        424,879)(       1,023,548)

OTHER INCOME AND (EXPENSES):
     Interest Expense(          24,781)(          122,724)
     Loss on expired options(                   0)(
     1)
     TOTAL OTHER INCOME AND
        (EXPENSES)(           24,781)     (          122,725)

NET (LOSS)$(       294,332)$(      1,146,273)

NET (LOSS) PER SHARE$(           .0088)$(             .0225)


The accompanying notes are an integral part of the financial statements.





E.T. CAPITAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY
                       CommonTotal
               Class A    StockAdditionalDevelopment
Stockholders'
               $.0001Par Value   Paid-In    StageEquity
               Shares Amount   Capital  (Deficit)
(Deficit)
Balances,
October1, 199658,757,216$4,516,869$18,429,869 $(23,341,645)     $
      (
395,697)

Issue 1,500,000,000
shares at $.234 per
share, Oct. 1, 1996    1,500,000,000 15,000,000 335,000,000
0
350,000,000

Cancellation of
1,500,000,000 share
issued @ .234 per
share, Feb.15, 1997  (1,500,000,000)     (15,000,000)
(335,000,000)                  0              (350,000,000)

Sale of 8,000,000
shares of treasury
stock @ $.215
September 21, 1997              0              0
1,640,000                  0           1,640,000

Net (Loss) for the
Year Ended
September 30, 1997    0    0       0            (1,146,273)
(1,146,273)





Balances,
September 30, 199758,787,216$  4,516,079$  20,069,869$
(24,487,918
$             98,030

Net (Loss) for the
Year Ended
September 30, 1998    0    0       0          (     449,660)
(   449,660)





Balances,
September 30, 199858,787,216$  4,516,079$  20,069,869$
(24,937,578)
$       (   351,630)

















The accompanying notes are an integral part of the financial statements.
E.T. CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

                                        For the YearFor the Year
                                            Ended     Ended
                                        September 30,September
30,
                                               1998
1997

Net Cash Flows From Operating Activities:

   Net (loss)$(     449,660)$(   1,146,273)

   Adjustments to Reconcile
   Net (Loss) to Cash (Loss)
   From Operating Activities:

      Amortization          60,959           60,960
      Depreciation                   0           34,270

      Sub-total(       388,701) (    1,051,043)

     Increase in Accounts Payable          12,630
26,168

   (Decrease) Increase in
   Debenture Payable, Xanthos
   Management Corp.        426,398  (      695,126)

   Increase (Decrease) due to sale
   And purchase of 8,000,000
   Shares of treasury stock                   0 (
1)

   Option                    0                    1

INCREASE (DECREASE) IN CASH                          50,327
0

CASH, BEGINNING OF PERIOD                    0
     0

CASH, END OF THE PERIOD$          50,327$                   0






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

Note 8 - OPTION
The Company negotiated an Option Agreement directly with the owners of the
Hydrocarbon concessions in the Republic of Paraguay. The terms of the
Agreement require the Company to complete a ten year exploration and development program of approximately US$300 million. The Company negotiated a
US$350 million financing with Petek AG, a Swiss Investment firm which require the Company to issue 1.5 billion shares for payment against delivery. In
November 1996, the shares were electronically delivered to Barclay's Bank in
London, England against payment of US$350 million.  In February
1997, the
shares were returned by Barclay's to the Company Barclay's withdrew from the financing. The Company's lawyers are investigating the Company's remedies as a result of this transaction and are confident that the Company will be successful.












SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.


Dated: October 10, 1998


E.T. CAPITAL, INC. (the "Company")



By: /s/ Sidney B. Fowlds
Chairman of Board of Directors


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Dated: October 10, 1998/s/ Sidney B. Fowlds

Director: Sidney B. Fowlds



Dated: October 10, 1998/s/ John Johnston

Director: John Johnston



Dated: October 10, 1998/s/  Robert M. Miller

Director: Robert M. Miller