Form 10-Q
period 1999-03-31
E T CAPITAL INC
filed 1999-04-23
CIK 311842

Manually Executed
As filed with the United States Securities and Exchange
Commission

                SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                            FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the second quarter ended March 31, 1999  Commission File
Number 0-9071


                        E.T. CAPITAL, INC.
      (Exact name of registrant as specified in its charter)

      Colorado
74-2026624
(State of incorporation)               (I.R.S. Employer
Identification No.)

3525 South Tamarac Drive, Suite 320, Denver, CO
80237
 (Address of principal executive offices)               (Zip
Code)

Registrant's telephone number including area code:
(604)925-0534

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class               Name of each exchange on which
registered

Common Stock, $0.01 par value     NASDAQ OTC (Electronic Bulletin
Board)
                             Stock Symbol: ETCP

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to all such filing requirements for the past 90 days.

                       Yes X       No


As of March 31, 1999 there were 58,787,216 shares of Common
Stock, $0.01 par
value, outstanding.

Documents incorporated by reference:     None








Item 1.


INDEX
                                             Page of
                                             Report


PART I       FINANCIAL INFORMATION


Item 1.   Financial Statements:

     Unaudited Consolidated Balance Sheets:
     As at March 31st ,1999 and 1998.....................1.

     Unaudited Consolidated Statement of Operations:
     For the six months ended March 31st, 1999 and
1998...............................................2.

     Unaudited Consolidated Statement of Cash Flow:
     For the six months ended March 31st, 1999 and
1998...............................................3.

     Unaudited Statement of Stockholders' Equity:
     As at March 31st, 1999..............................4.

Item 2.   Management's Discussion and Analysis of:

     Financial Condition and Results of Operations.......5.


PART II     OTHER INFORMATION


     Other Information...................................6.

     Signatures      ....................................7.






















                         E.T. CAPITAL, INC.

                    (A DEVELOPMENT STAGE COMPANY)

                            BALANCE SHEET
                             (Unaudited)

                               ASSETS



                       March 31,   March 31,
                         1998     1999

CURRENT ASSETS:

  Cash on Hand$           0$      50,327

FIXED ASSETS:

  Equipment534,886534,886

  Less accumulated
    depreciation     (534,885)     (534,886)

  Net Fixed Assets
   (Note 1)            1$           0


OTHER ASSETS:

  Rights' Title, net of
    amortization11

  Product Development
    Expenditures      243,841      182,882

  Total Other Assets      243,842      182,883

TOTAL ASSETS$     243,843$     233,210




















                         E.T. CAPITAL, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                            BALANCE SHEET
                             (Unaudited)

                LIABILITIES AND STOCKHOLDERS' EQUITY



                              March 31, March 31,
                               1998  1999

CURRENT LIABILITIES:

  Accounts Payable      $107,577        120,207

LONG-TERM LIABILITIES:

  Debenture Payable,       258,518   630,868
    Bearer

STOCKHOLDERS' EQUITY:

  Common stock, $.01 par value
    10,000,000,000 shares
    authorized, 58,787,216
    shares issued and
    outstanding     4,516,079 4,516,079
  Paid-In-Capital in excess
    of par value    20,069,86920,069,869

  (Deficit) Accumulated during
    the Development Stage   (24,708,200)         ( 25,103,813)

TOTAL STOCKHOLDERS' EQUITY   (   122,252)            (
517,865)


TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY  $    243,843              $    233,210)




















                         E.T. CAPITAL, INC.

                    (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF OPERATIONS
                             (Unaudited)





                         For the 6 mos.For the 6 mos.
                              Ended     Ended
                         March 31, 1998March 31, 1999

REVENUES$            0     $            0


GENERAL AND
  ADMINISTRATIVE EXPENSES:

Auto Expenses,
  gas and repairs  6,000   6,000

Consulting Fees 72,890       0

Rent Expense 25,200  25,200

Telephone Expense 18,000  18,000

Travel and Promotions       90,000        90,000

TOTAL GENERAL AND
  ADMINISTRATIVE EXPENSES      212,090       139,200

OTHER EXPENSES

Interest Expense        8,193        27,035

NET (LOSS)$     220,283$      166,235


NET (LOSS) per share          $        .004     $         .003

















                        E.T. CAPITAL, INC.

                   (A DEVELOPMENT STAGE COMPANY)

                      STATEMENT OF CASH FLOW
                            (Unaudited)




                         For the 6 mos.For the 6 mos.
                              EndedEnded
                         March 31, 1998     March 31, 1999


Net Cash Flows From Operating
 Activities:

  Net (Loss)$   (220,283)$    (166,235)

  Adjustments to Reconcile
  Net (Loss) to Cash (Loss)
  From Operating Activities:                0                 0


     Sub-total    (220,283)     (166,235)


  Increase (decrease) in
  Debenture payable,
  Xanthos Management Corp.      220,283      166,235



  INCREASE (DECREASE) IN CASH00

  CASH BEGINNING OF PERIOD            0       50,327

  CASH, END OF THE PERIOD$           0$      50,327





















                        E.T. CAPITAL, INC.
                   (A DEVELOPMENT STAGE COMPANY)

                 STATEMENT OF STOCKHOLDERS' EQUITY
                            (Unaudited)


                    Common
               Class          Stock          Additional
DevelopmentStockholders
               $0.01     Par ValuePaid-In        StageEquity
               Shares         AmountCapital(Deficit)(Deficit)
Balances,
September 30,
199658,787,216$4,516,079$18,429,869$(23,341,645)$    (395,697)

Issue
1,500,000,000
shares @ $0.234
on October 1,
1996     1,500,000,00015,000,000335,000,000           0
3,500,000,000

Cancellation of
1,500,000,000
shares @ $0.234
on February 15,
19971,500,000,00015,000,000335,000,000           0
3,500,000,000

Sale of 8,000,000
shares @$0.15
Sept. 21, 1997    0 0  1,640,000    0     1,640,000

Net (Loss) for the
year ended
Sept. 30, 1997         0 0   0  (1,146,273)    (1,146,273)




Balances,
Sept. 30, 1997   58,787,216$4,516,079$20,069,869$(24,487,918)$
98,030

Net (Loss) for the
year ended
Sept. 30, 1998         0 0   0    (449,660)      (449,660)




Balances
September 30,
1998   58,787,216     $4,516,079$20,069,869$ (24,937,578)$
(351,630)

Net (Loss) for
the 6 months
ended March 31,
1999    0 0  0     (166,235)       (166,235)




Balances
March 31, 1999        58,787,216     $4,516,079$20,069,869$
(25,103,813)$
(517,865)













Note 1:

     Whereas the Company's independent Auditor has depreciated equipment on an accelerated basis, the equipment is still operating well and will continue to do so for several years.


Management's Discussion and Analysis
of
Financial Condition and Results of Operations







































































Results of Operations
March 31, 1999 v. March 31, 1998

Overall

     The Company's entry into the "not-for-profit" fund raising using 1 900
"pay-per-call" telephone numbers is continuing as outlined in the Company business plan. With political election campaign reform being in the forefront of both the Congress and the Senate, the Company is ready to conclude agreements for the use of the company's two political 1 900 numbers, 1 900
'DEMOCRAT" and 1 900 "REPUBLICAN". These numbers could raise hundreds of millions of dollars for both the Democratic and Republican candidates and parties and, at the same time, the Company could earn substantial revenues from each number.

     Until the Company develops a positive cash flow from its operations, the development stage of the Company will continue to rely on Xanthos Management
Corporation to finance the Company's ongoing overhead under the terms of the bearer debenture it holds. (See notes to September 30, 1998 Audit as filed and as part of the September 30,1998 10K, (Note 3, " As the Corporation was unable to meet its financial obligations as they became due, one of the major shareholders of the Company, Xanthos Management Corporation, offered to pay the obligations of behalf of the Company and to make payments as required, such payments secured by and subject to the terms of a debenture duly filed and registered with the Secretary of State for the State of Colorado" from the
Company's Audited Financial Statements as of September 30, 1998 reflects the current status of the Company.)) Cash assets at the close of the second quarter were $$50,327 as compared to $0 at March 31, 1997; fixed assets were written down to $1 at March 31, 1998 and wee the same at March 31, 1999. The
Rights and associated product development expenditures (subject to the amortization schedule set forth in the Financial Statements) were $1 at March
31, 1999 compared to $1 at March 31, 1998.

     The Company is continuing in its attempts to acquire and finance the
Paraguayan hydrocarbon concessions. In late 1997 and early 1998, the Asian economic crisis adversely affected the world price of hydrocarbons, however, activity in this field has historically been cyclical and the Company considers that in 1999 this crisis has already been discounted and should not adversely affect ongoing negotiations. During the fiscal year, the Company and its counsel have taken the position that individuals, corporations and/or financial institutions that either profited from or participated in the
Private Placement through Barclay's Bank to finance the Paraguayan hydrocarbon concessions should compensate the Company for the unauthorized use of its securities and for breach of the original contractual arrangements to the
Company's detriment. The Company's lawyers are investigating the Company's remedies as a result of these transactions and are confident that the Company will be successful.

Extraordinary Items

     Subsequent to the end of the second quarter dated March 31, 1999, the
Company signed a letter of intent to acquire all of the outstanding shares of
Resort Magic Vacations, Inc. of Las Vegas, Nevada. Resort Magic is a licensed timeshare sales company with ongoing projects in Hawaii and Nevada. E.T.
Capital and Resort Magic have agreed to introduce secondary selling and auctioning of timeshare properties and other properties through the Internet.
The Company has reserved the internet domain name "ubuyauctions.com" and will prepare the web page for the introduction of the timeshare product. This web site will be accessible by anyone in the world. There are many millions of timeshare units around the world, and many to the owners would like to sell or trade the ownership of their properties. Until now, there has been no facility to list or to dispose of the units.

Liquidity and Capital Resources

     At March 31, 1999, the Company had cash assets of $50,327 and total assets of $233,210, compared with no cash assets and total assets of $243,843 at March 31, 1998. The Company is not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Capital Resources and Expenditure

     There were no significant capital expenditures made by the Company during the quarter ended March 31, 1999. Management of the Company knows of no material trends, favorable or unfavorable, with respect to the Company's capital resources.

Inflation

     The results of the Company's operations have not been significantly affected by inflation during the quarter ended March 31, 1999.








Other Information

Part II. Other Information

     Items 1, 2, 3, 4, 5, and 6 are not applicable and have been omitted.






































































SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant as duly caused this report to be signed on its behalf by the undersigned, duly authorized.


Dated: April 15, 1999

E.T. CAPITAL, INC. (the "Company")



By: /s/  Sidney B. Fowlds
Chairman of Board of Directors


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Date: April 15, 1999/s/  Sidney B. Fowlds
                         Director



Date: April 15, 1999     /s/  John Johnston
                         Director



Date: April 15, 1999/s/  Robert Miller
                         Director