Form 10-Q
period 1999-06-30
E T CAPITAL INC
filed 1999-07-30
CIK 311842

Manually Executed
As filed with the United States Securities and Exchange Commission

                SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                            FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the third quarter ended June 30, 1999  Commission File Number 0-9071


                        E.T. CAPITAL, INC.
      (Exact name of registrant as specified in its charter)

      Colorado
74-2026624
(State of incorporation)               (I.R.S. Employer Identification No.)

3525 South Tamarac Drive, Suite 320, Denver, CO
80237
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number including area code:
(604)691-0538

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

                       Yes X       No


As of June 30, 1999 there were 58,787,216 shares of Common Stock, $0.01 par value, outstanding.

Documents incorporated by reference:     None









Item 1.


INDEX
                                             Page of
                                             Report


PART I       FINANCIAL INFORMATION


Item 1.   Financial Statements:

     Unaudited Consolidated Balance Sheets:
     As at June 30th, 1999 and 1998.....................1.

     Unaudited Consolidated Statement of Operations:
     For the nine months ended June 30th, 1999 and
     1998..............................................2.

     Unaudited Consolidated Statement of Cash Flow:
     For the nine months ended June 30th, 1999 and
     1998..............................................3.

     Unaudited Statement of Stockholders' Equity:
     As at June 30th, 1999.............................4.

Item 2.   Management's Discussion and Analysis of:

     Financial Condition and Results of Operations.....5.


PART II     OTHER INFORMATION


     Other Information.................................6.

     Signatures      ..................................7.






















                         E.T. CAPITAL, INC.

                    (A DEVELOPMENT STAGE COMPANY)

                            BALANCE SHEET
                             (Unaudited)

                               ASSETS



                        June 30,    June 30,
                           1999  1998

CURRENT ASSETS:

  Cash on Hand$      50,327$          0

FIXED ASSETS:

  Equipment534,886     534,886

  Less accumulated
    depreciation     (534,886)    (534,886)

  Net Fixed Assets
   (Note 1)            0$          0


OTHER ASSETS:

  Internet Time Share
   Rights    1000
  Rights' Title, net of
    amortization11

  Product Development
    Expenditures      182,882      243,841

  Total Other Assets      182,983      243,842

TOTAL ASSETS$     233,310$     243,842




















                         E.T. CAPITAL, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                            BALANCE SHEET
                             (Unaudited)

                LIABILITIES AND STOCKHOLDERS' EQUITY



                              June 30,  June 30,
                               1999   1998

CURRENT LIABILITIES:

  Accounts Payable      $120,207        107,577

LONG-TERM LIABILITIES:

  Debenture Payable,       717,217   335,450
    Bearer

STOCKHOLDERS' EQUITY:

  Common stock, $.01 par value
    10,000,000,000 shares
    authorized, 58,787,216
    shares issued and
    outstanding     4,516,079 4,516,079
  Paid-In-Capital in excess
    of par value    20,069,86920,069,869

  (Deficit) Accumulated during
    the Development Stage   (25,190,062)         ( 24,785,133)

TOTAL STOCKHOLDERS' EQUITY   (   604,114)            (    199,185)


TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY  $     233,310              $    243,842)



















                         E.T. CAPITAL, INC.

                    (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF OPERATIONS
                             (Unaudited)





                         For the 9 mos.For the 9 mos.
                              Ended     Ended
                         June 30, 1999June 30, 1998


REVENUES$           0     $            0


GENERAL AND
  ADMINISTRATIVE EXPENSES:

Auto Expenses,
  gas and repairs  9,000   9,000

Consulting Fees      0  72,890

Rent Expense 37,800  37,800

Telephone Expense 27,000  27,000

Travel and Promotions      135,000       135,000

TOTAL GENERAL AND
  ADMINISTRATIVE EXPENSES      208,800       281,690

OTHER EXPENSES

Interest Expense       43,684        15,525

NET (LOSS) for the period$     252,484$      297,215


DEFICIT - OPENING BALANCE$  24,937,578$   24,487,918

DEFICIT - CLOSING BALANCE$  25,190,062$   24,785,133


NET (LOSS) per share          $        .004              .005










                        E.T. CAPITAL, INC.

                   (A DEVELOPMENT STAGE COMPANY)

                      STATEMENT OF CASH FLOW
                            (Unaudited)




                         For the 9 mos.For the 9 mos.
                             Ended    Ended
                         June 30, 1999     June 30, 1998


Net Cash Flows From Operating
 Activities:

  Net (Loss)$    (252,484)$    (297,215)

  Adjustments to Reconcile
  Net (Loss) to Cash (Loss)
  From Operating Activities:                 0            0

     Sub-total     (252,484)     (297,215)

  Increase (decrease) in
  Debenture payable,
  Xanthos Management Corp.      252,584      297,215

  Purchase of Internet
   Time Share Interests         (100)            0

  INCREASE (DECREASE) IN CASH00

  CASH BEGINNING OF PERIOD       50,327            0

  CASH, END OF THE PERIOD$      50,327$           0






















                        E.T. CAPITAL, INC.
                   (A DEVELOPMENT STAGE COMPANY)

                 STATEMENT OF STOCKHOLDERS' EQUITY
                            (Unaudited)



                    Common
               Class          Stock          Additional
DevelopmentStockholders
               $0.01     Par ValuePaid-In        StageEquity
               Shares         AmountCapital(Deficit)(Deficit)
Balances,
September 30,
199658,787,216$4,516,079$18,429,869$(23,341,645)$    (395,697)

Issue
1,500,000,000
shares @ $0.234
on October 1,
1996     1,500,000,00015,000,000335,000,000           0      3,500,000,000

Cancellation of
1,500,000,000
shares @ $0.234
on February 15,
19971,500,000,00015,000,000335,000,000           0      3,500,000,000

Sale of 8,000,000
shares @$0.15
Sept. 21, 1997    0 0  1,640,000    0     1,640,000

Net (Loss) for the
year ended
Sept. 30, 1997         0 0   0  (1,146,273)    (1,146,273)



Balance,
Sept. 30, 1997   58,787,216$4,516,079$20,069,869$(24,487,918)$ 98,030

Net (Loss) for
the year ended
Sept.30, 1998    0 0  0$   (449,660)$     (449,660)



Balance,
Sept. 30, 1998   58,787,216$4,516,079$20,069,869$(24,937,578)$     (351,630)

Net (Loss) for
the 9 months
ended June 30,
1999    (252,484)      (252,484)


Balances
June 30, 1998        58,787,216     $4,516,079$20,069,869$(25,190,062)$
(604,114)









Note 1:

     Whereas the Company's independent Auditor has depreciated equipment on an accelerated basis, the equipment is still operating well and will continue to do so for several years.




Management's Discussion and Analysis
of
Financial Condition and Results of Operations
























































Results of Operations
March 31, 1999 v. March 31, 1998

Overall

     The Company's entry into the "not-for-profit" fund raising using 1 900 "pay-per-call" telephone numbers is continuing as outlined in the Company business plan. With political election campaign reform being in the forefront of both the Senate and Congress, the Company is ready to conclude agreements for the use of the company's two political 1 900 numbers, 1 900 'DEMOCRAT" and 1 900 "REPUBLICAN". These numbers could raise hundreds of millions of dollars for both the Democratic and Republican candidates and parties and, at the same time, the Company could earn substantial revenues from each number.

     Until the Company develops a positive cash flow from its operations, the development stage of the Company will continue to rely on Xanthos Management Corporation to finance the Company's ongoing overhead under the terms of the bearer debenture it holds. (See notes to September 30, 1998 Audit as filed and as part of the September 30,1998 10K, (Note 3, " As the Corporation was unable to meet its financial obligations as they became due, one of the major shareholders of the Company, Xanthos Management Corporation, offered to pay the obligations of behalf of the Company and to make payments as required, such payments secured by and subject to the terms of a debenture duly filed and registered with the Secretary of State for the State of Colorado" from the Company's Audited Financial Statements as of September 30, 1998 reflects the current status of the Company.)) Cash assets at the close of the third quarter were $50,327 as compared to $0 at June 30, 1998; fixed assets were $0 at June 30, 1999 as compared to $0 at June 30, 1998.; the Rights and associated product development expenditures (subject to the amortization schedule set forth in the Financial Statements) were $1 at June 30, 1999 compared to $1 at June 30, 1998.

     The Company is continuing to attempt to proceed with the Paraguayan hydrocarbon concessions. In 1998 and early 1999, the Asian economic crisis adversely affected the world price of hydrocarbons, however, activity in this field has historically been cyclical and the Company considers that this crisis has already been discounted and should not adversely affect ongoing negotiations. During the fiscal year, the Company and its counsel have taken the position that individuals, corporations and/or financial institutions that either profited from or participated in the Private Placement through Barclay's Bank to finance the Paraguayan hydrocarbon concessions should compensate the Company for the unauthorized use of its securities and for breach of the original contractual arrangements to the Company's detriment. The Company's lawyers are investigating the Company's remedies as a result of these transactions and are confident that the Company will be successful.

Extraordinary Items

     E.T. Capital, Inc. acquired Resort Magic Vacations, Inc., of Las Vegas, Nevada for US$2.5 million, transferred the Internet Timeshare Rights to E.T. Capital, Inc. and then sold Resort Magic Vacations, Inc. to Xanthos Management Corp., a Company controlled by a Director of the Company, for US$2.5 million, exactly what E.T. paid for it. E.T. Capital, Inc. will be relocating its offices to the offices of Resort Magic in Las Vegas, Nevada and will reincorporate the Company in the State of Nevada. Resort Magic is a Timeshare and real estate marketing company headquartered in Las Vegas, Nevada and is a licensed real estate broker in thirteen states. Resort Magic's management team has extensive Timeshare experience and has been responsible for over $300 million in Timeshare sales. Resort Magic has prepared a business plan that addresses the lack of a secondary, or re-sale, market for timeshare properties. Resort Magic has estimated that in excess of 100 million timeshare units have been sold world wide, and that over 1/3 of these could be available for listing as a sale or an exchange. Until now, the resale market for timeshare properties have had no viable market place for either sales or exchanges. A fee of $150 will be charged for every listing accepted by the Resort Magic to list Timeshare properties with it. Resort Magic is negotiating a 100% financing package on any properties accepted by the company for listing. This package will facilitate both the immediate closing of the transaction, and transfer of the properties to the successful purchaser.
Resort Magic is under contract to market the Timeshare inventory for the Pahio Group on the Island of Kauai, Hawaii and is also negotiating a Joint Venture of timeshare properties in key locations in Las Vegas, Nevada located in the pro ximity of the new "Bellagio" and "Paris" mega-resorts.

As a result of these Agreements, any real estate transactions that are sold or accessed through the Internet facilities of E.T's Internet Timeshare Web Site, "ebuyauctions.com", will contribute to the cash flow of E.T.

During the quarter, the Company offered US$350 million of Preferred shares to facilitate the financing of the Paraguayan Hydrocarbon concessions. US$100 million was subscribed for, however the subscription was canceled as the total subscription was not met.

Subsequent Events

In July, the Company offered 5 million Series "D" Preferred shares at US$100 per share to finance the Paraguayan Hydrocarbon concessions and other potential acquisitions. As of July 27, 1999, 125,000 Series "D" Preferred Shares @ US$100 per share have been subscribed for. No Preferred shares will be issued until the total number of Preferred shares offered has been subscribed.

Liquidity and Capital Resources

     At June 30, 1999, the Company had cash assets of $50,327, but total assets of $233,310, compared with no cash assets and total assets of $243,842 at June 30, 1998. The Company is not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Capital Resources and Expenditure

     There were no significant capital expenditures made by the Company during the quarter ended June 30, 1999. Management of the Company knows of no material trends, favorable or unfavorable, with respect to the Company's capital resources.

Inflation

     The results of the Company's operations have not been significantly affected by inflation during the quarter ended June 30, 1999.











Other Information

Part II. Other Information

     Items 1, 2, 3, 4, 5, and 6 are not applicable and have been omitted.























































SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant as duly caused this report to be signed on its behalf by the undersigned, duly authorized.


Dated: July 27, 1999

E.T. CAPITAL, INC. (the "Company")



By: /s/  Sidney B. Fowlds
Chairman of Board of Directors


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Date: July 27, 1999/s/  Sidney B. Fowlds
                         Director



Date: July 27, 1999     /s/  John Johnston
                         Director



Date: July 27, 1999/s/  Robert Miller
                         Director