Form 10-Q
period 1998-12-31
E T CAPITAL INC
filed 1999-10-25
CIK 311842

Manually Executed
As filed with the United States Securities and Exchange
Commission

                SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                            FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the first quarter ended December 31, 1998  Commission File
Number 0-9071


                        E.T. CAPITAL, INC.
      (Exact name of registrant as specified in its charter)
                  (Formerly Caribou Energy, Inc.)

         Colorado                                     74-2026624
  (State of incorporation)                (I.R.S. Employer
Identification No.)

650 W.Georgia St., Suite 315, P.O.11523, Vancouver, B.C. Canada
V6B 4N7
 (Address of principal executive offices)
(Postal Code)

Registrant's telephone number including area code:
(604)925-0534
Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

   Title of each class            Name of each exchange on which
registered
Common Stock, $0.10 par value       NASDAQ OTC (Electronic
bulletin board)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to all such filing requirements for the past 90 days.

                       Yes X       No


As of December 31, 1998 there were  58,787,216 shares of Common
Stock, $0.10
par value, outstanding.

Documents incorporated by reference:     None












Item 1.


INDEX
                                             Page of
                                             Report


PART I       FINANCIAL INFORMATION


Item 1.   Financial Statements:

     Unaudited Consolidated Balance Sheets:
     As at December 31st, 1998 and 1997...................1.

     Unaudited Consolidated Statement of Operations:
     For the three months ended December 31st, 1998 and
1997...............................................2.

     Unaudited Consolidated Statement of Cash Flow:
     For the three months ended December 31st, 1998 and
1997...............................................3.

     Unaudited Statement of Stockholders' Equity:
     As at December 31st, 1998...........................4.

Item 2.   Management's Discussion and Analysis of
     Financial Condition and Results of Operations.......5.


PART II     OTHER INFORMATION


     Other Information....................................6.

     Signatures      .....................................7.























                         E.T. CAPITAL, INC.

                    (A DEVELOPMENT STAGE COMPANY)

                            BALANCE SHEET
                             (Unaudited)

                               ASSETS



                            December 31,December 31,
                            1998     1997

CURRENT ASSETS:

  Accounts Receivable         50,327    $           0

FIXED ASSETS:

  Equipment        534,886    534,886

  Less accumulated
    depreciation       (534,885)   (534,885)

  Net Fixed Assets (Note 1)           0           1


OTHER ASSET

  Rights' Title, net of
    amortization  1          1

  Product Development
    Expenditures        182,881          243,881

  Total Other Assets        182,882          243,842

TOTAL ASSETS     $  233,210    $     243,843





















                         E.T. CAPITAL, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                            BALANCE SHEET
                             (Unaudited)

                LIABILITIES AND STOCKHOLDERS' EQUITY



                              Dec. 31, 1998Dec. 31, 1997

CURRENT LIABILITIES:

  Accounts Payable     $120,207      107,577

LONG-TERM LIABILITIES:

  Debenture Payable,      546,722      183,462
    Bearer

STOCKHOLDERS' EQUITY:

  Common stock, $.10 par value
    10,000,000,000 shares
    authorized, 58,787,216
    shares issued and
    outstanding    4,516,079    4,516,079
  Paid-In-Capital in excess
    of par value   20,069,869   20,069,869

  (Deficit) Accumulated during
    the Development Stage  (25,019,667)(  24,663,144)

TOTAL STOCKHOLDERS' EQUITY   (   433,719) (     47,196)


TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY$     233,210$     243,843





















                         E.T. CAPITAL, INC.

                    (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF OPERATIONS
                             (Unaudited)





                         For the 3 mos.For the 3 mos.
                              Ended     Ended
                         Dec. 31, 1998Dec. 31, 1997

REVENUES$           0     $            0


GENERAL AND
  ADMINISTRATIVE EXPENSES:

Auto Expenses,
  gas and repairs  3,000   3,000

Consulting Fees           72,890

Depreciation Expense0       0

Rent Expense 12,600  12,600

Telephone Expense  9,000   9,000

Travel and Promotions       45,000        45,000

TOTAL GENERAL AND
  ADMINISTRATIVE EXPENSES       69,600       142,490

OTHER EXPENSES

Interest Expense       12,849         2,737

NET LOSS$      82,089$      145,227


















                        E.T. CAPITAL, INC.

                   (A DEVELOPMENT STAGE COMPANY)

                      STATEMENT OF CASH FLOW
                            (Unaudited)




                         For the 3 mos.For the 3 mos.
                              EndedEnded
                         Dec. 31, 1998Dec. 31, 1997


Net Cash Flows From Operating
 Activities:

  Net (Loss)$(    82,089)$(    145,227)


  Sub-total      (    82,089) (    145,227)



  INCREASE (DECREASE) IN
  DEBENTURE PAYABLE            82,089      145,227


  INCREASE (DECREASE) IN CASH     00

  CASH BEGINNING OF PERIOD      50,327            0

  CASH, END OF THE PERIOD$     50,327$           0


























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
98,030




Net (Loss) for
the 3 months
ended Dec. 31,
1997    0 0  0$   (145,226)$     (145,226)




Balances,
Dec. 30, 1997   58,787,216     $4,516,079$20,069,869$
(24,633,144)$
(47,226)


Net (Loss) for
the 3 months
ended Dec. 31,
1998    0 0  0$   ( 82,089)$     ( 82,089)




Balances,
Dec. 31, 1998   58,787,216     $4,516,079$20,069,869$
(25,019,667)$     (
433,719)








Note 1.

     Whereas the Company's independent Auditor has depreciated equipment on an accelerated basis, the equipment has been upgraded on a continuing basis and is operating well and will continue to do so for several more years.


















Management's Discussion and Analysis
of
Financial Condition and Results of Operations








































Results of Operations
December 31, 1998 v. December 31, 1997

Overall

     E.T. Capital, Inc. is continuing to expand its entry into "not-for-profit" fund raising using "1-900" "pay-per-call" telephone numbers as outlined in the Company's business plan. With campaign finance reform a central issue in both the Congress and the Senate, the Company is ready to conclude agreements for the use of the Company's two political "1-900" fund raising numbers: 1-900-DEMOCRAT and 1-900-REPUBLICAN. These numbers could raise hundreds of millions of dollars for both the Democratic and Republican parties. Projections indicate the Company could earn over $2.00 per share from each number.

     To develop cash flow from the "1-900" concept, the Company will continue to rely on Xanthos Management Corporation to finance the Company's ongoing overhead under the terms of the bearer debenture it holds until fund raising contracts have been signed. (See notes to September 30, 1998
Audit as filed
and as part of the September 30, 1998 10K.)

     The Company has been active in its efforts to acquire and finance the
Paraguayan hydrocarbon concessions, however the downward trend in the price of oil has slowed interest in this project. In late 1997 and continuing throughout 1998, the Asian economic crisis as well as a world wide warming trend adversely affected the world price of hydrocarbons. Activity in this field has historically been cyclical and the Company considers that this crisis has already been taken into account by finance professionals and should not adversely affect ongoing negotiations.

     Cash assets at the close of the first quarter were $50,327 as compared to
$0 at December 31, 1997 and 1996; fixed assets were written down to $1 at
December 31, 1998 as compared to $1 at December 31, 1997 and
$2,270 at
December 31, 1996. The Rights and associated product development expenditures
(subject to the amortization schedule set forth in the Financial Statements) dropped to $1 at December 31, 1998 compared to $243,841 at December 31, 1997 and $304,802 at December 31, 1996. Total assets dropped to $233,210 at
December 31, 1998 from $243,841 at December 31, 1997 and (because the financing that had been negotiated through Barclay's Bank in London was canceled) from $350,307,072 at December 31, 1996. During the fiscal year, the
Company and its counsel continue to take the position that individuals, corporations and/or financial institutions that either profited from or participated in the above transaction through Barclay's should compensate the
Company for the unauthorized use of its securities and for breach of the original contractual agreements. The Company's lawyers are investigating the
Company's remedies as a result of these transactions and are confident that the Company will be successful.

Extraordinary Items

     In August, the Company made an Agreement with, Bruce
Straughn of
Wilmette, Illinois, and John McConkey of Trabuco Canyon, California, whereby they would raise $5 million in working capital for the Company in order for the Company to proceed with extensive marketing studies for the two political
1 900 fund raising telephone numbers, 1 900 "Democrat" and 1 900
"Republican".
The Company arranged for the delivery of 2.4 million shares of E.T. Capital,
Inc., borrowed from Xanthos Management, to Straughn and McConkey on August 23,
1998. The terms of the agreement with Straughn and McConkey required them to pay $200,000 immediately and to raise $5 million by the end of 1998. Straughn and McConkey immediately violated the Agreement by not making the required
$200,000 payment. When payment of the $200,000 was not made, the Company demanded the return of the 2.4 million shares. Notwithstanding this demand,
Straughn and McConkey further damaged the Company by disposing of the said 2.4 million shares, by selling them into the market, with the result that the price of the stock was forced down to a level of $0.003 per share from $1.50 per share. The shareholders lost over $25 million in market capitalization as a result of the actions of these two individuals. Damages to the Company and various causes of action are being assessed by counsel for the company.
Further, the Company has incurred a potential liability to Xanthos Management for the return of the Shares delivered to Straughn and McConkey. Any loss payable by the Company to Xanthos as a result of this transaction will be added to claims against Straughn and McConkey. An adverse claim has been filed by the Company with the Company's transfer agent against the said 2.4 million shares of E.T. Capital, Inc. delivered to Bruce Straughn and John
McConkey. There were no other extraordinary items reported in this fiscal year other than that as stated above.

Liquidity and Capital Resources

     At December 31, 1998, the Company had cash assets of $50,327 and total assets of $233,210 compared with cash assets of $0 and total assets of
$243,943 at December 31, 1997 and $350,307,072 at December 31,
1996.  Except
as previously disclosed, the Company is not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Capital Resources and Expenditure

     There were no significant capital expenditures made by the Company during the quarter ended December 31, 1998. Management of the Company knows of no material trends, favorable or unfavorable, with respect to the Company's capital resources.

Inflation

     The results of the Company's operations have not been significantly affected by inflation during the quarter ended December 31, 1998.

Other Information

     Not applicable.






















Part II. Other Information

     Items 1, 2, 3, 4, 5, and 6 are not applicable and have been omitted.

























































SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.


Dated: January 3, 1999

E.T. CAPITAL, INC. (the "Company")



By: /s/  Sidney B. Fowlds
Chairman of Board of Directors


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Dated: January 3, 1999/s/  Sidney B. Fowlds
                         Director



Dated: January 3, 1999     /s/  John Johnston
                         Director



Dated: January 3, 1999/s/  Robert Miller
                         Director