Form 10-K
period 1999-09-30
E T CAPITAL INC
filed 2000-01-04
CIK 311842

Manually Executed
As filed with the United States Securities and Exchange
Commission

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES  EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1999          Commission
File Number
0-9071

E. T. CAPITAL, INC.
(Exact name of registrant as specified in its charter)

     Colorado     74-2026624
(State of incorporation)(I.R.S. Employer Identification No.)

3525 South Tamarac Drive, Suite 120, Denver, CO80237
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number including area code:(877) 813-3131


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

     (1) and (2)Yes

The aggregate market value for the Voting Stock held by non-affiliates based upon the closing price on September 30, 1999, was approximately
$5,393,608.

As of September 30, 1999, there were 58,787,216 shares of Common
Stock, $0.01
par value, outstanding.

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

Item 12.     Security Ownership of Certain Beneficial Owners and
Management11.

Item 13.     Certain Relationships and Related Transactions12.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
8-K13.












PART I
ITEM 1.     BUSINESS

General

     Origins of the Company.

     The shares of the Company were registered for trading in all 50 states and fully listed on the NASDAQ stock exchange, stock symbol CBOU in November,
1982. During the period when the capital requirements fell below the listing requirements of NASDAQ, the Company withdrew its full listing and listed the shares on the Electronic Bulletin Board. The Company intends to regain its full listing on the NASDAQ Exchange during the year 2000.

     The Company is now concentrating its activities in two
areas; 1. acts to
raise money for charitable organizations using the proprietary 1
900
"pay-per-call" telephone numbers 1 900 "DEMOCRAT", 1 900"
REPUBLICAN", 1 900
"STOP ABUSE", 1 900 "HIV AIDS", 1 900 HIV KIDS, 1 900 "GET MADD" and others;
2. Financing a US$350 million hydrocarbon exploration prospect in excess of 14 million acres in the country of Paraguay, South America.

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

     No revenues have been generated as a result of or in direct consequence
of the new business of the Company.   The Company signed
charitable fund
raising agreements with Broadway Cares, Inc. (the "Broadway Cares Agreement"), a group formed by the New York theater community to fight A.I.D.S., and additional charitable fund raising agreements were signed between the Company and the Action For Peace Foundation (dedicated to helping the women and children of Bosnia in association with United Nations' agencies) (the "Peace
Agreement") and with the National Coalition Against Domestic
Violence (the
"NCADV Agreement"), respectively (see the Company's 1994 10-K filing for complete details and copies of the Peace Agreement, which was set forth as
Exhibit A thereto, and the NCADV Agreement, which was set forth as Exhibit B thereto). Both of these contracts were serviced by the E.T. Foundation, Inc.
a Washington, D.C., not-for-profit organization. The Company has also made proposals to represent a number of other charitable organizations in their fund raising activities as well. Agreements with political and charitable organizations are anticipated during the next fiscal year.

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

     The Company negotiated a $350 million financing agreement with Petek
A.G., a Swiss investment firm, which required the Company to issue 1.5 billion shares of its common stock for payment against delivery. In November 1996, the shares were electronically delivered to Barclay's Bank in London, United
Kingdom, and Hong Kong Shanghai Bank in Hong Kong against payment of US$350 million. In February, 1997, the shares were returned by Barclays Bank and
Hong Kong Shanghai Bank to the Company and Barclay's withdrew from the financing.

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

Financial Information About Industry Segments. Since inception, Company revenues, operating profit or loss and identifiable assets have all been attributable to the telecommunications industry and the hydrocarbon industry.
The Company no longer has any purpose to file financial information regarding the amounts of revenue from sales to unaffiliated customers, operating profit or loss and identifiable assets attributable to this segment inasmuch as the
Company no longer has revenue generated from its telecommunications assets or from active oil and gas assets. The Company has no revenue, and no other relevant financial information, associated with the telecommunications industry or with the charitable fund raising industry to date.

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

     The Company is continuing its efforts to finance the Paraguayan hydrocarbon concessions. In late 1997 and early 1998 the Asian economic crisis adversely affected the world price of oil, however, activity in the oil and gas industry has historically been cyclical and the Company considers that this crisis has already been discounted and should not adversely affect ongoing negotiations. 1999 has seen a resurgence of the hydrocarbon industry world wide.

     1 900 cash flow projections contained in the business plan are substantial and should be met within the first year of signing a contract.
Even though the auditors chose to write off the Company's telecommunications assets over a four year period, the Company considers its telephone technology still has substantial value. Although it is anticipated that European telephony and telecommunication standards should reach North American standards within the next two years, the Company cannot fully utilize its systems or services in Europe until those standards have been met. In order to conserve its financial resources, the Company has decided to scale down its
European operations until promotion of its technology is warranted by advances in the European telecommunications standards.

Financial Information About Foreign and Domestic Operations and
Export Sales.
The Company opened offices in Germany and Switzerland to assist in financing the various projects of the Company. It entered into an Option Agreement with respect to hydrocarbon concessions in the Republic of Paraguay, but there are no foreign operations or export sales at this time. This is changing rapidly and it is anticipated that the Company will have expanded its operations in
Europe and South America by fiscal 2000.

Employment. The Company has no full-time employees. The policy of the
Company has been to utilize consultants and other professionals on and ad hoc, when needed, basis until the size of the Company warrants the employment of paid employees. The Company anticipates the need for paid employees during fiscal 2000. The Company considers its employee relations to be satisfactory under the circumstances.

Competition. The Company's activities in the oil exploration industry as well as in the telecommunications and fund raising industries involve two extremely competitive industries. The oil industry in America, after a decade-long decline, with a price collapse in the mid-eighties with a corresponding decline in demand, made a significant comeback in the mid 1990's before declining again in late 1997 and rebounding in the late 1990's. The fund raising industry and the telecommunications industry are among the most rapidly growing industries in the world. In both industries, the Company is one of thousands of firms which make money, or propose to make money, from its operations. In the oil industry, the Company faces competition from hundreds of individual company's and a number of giant corporations like Exxon, Shell, and others. In the telecommunications industry, competition comes from giant corporations like AT&T and from thousands of small companies, offering an ever-increasing array of telecommunications products and services; and in the charitable fund raising industry, there are a number of organizations which raise money, and a myriad of charitable organizations formed for a myriad of purposes. Competition is both general and specific: there are a number of approaches to making money in the oil exploration industry, and there are many other ways to raise money for charities besides advertising 1-900 telephone numbers.
ITEM 2.     PROPERTIES

     The Company has its registered offices in Denver, Colorado and has no properties under development at this time.

ITEM 3.     LEGAL PROCEEDINGS

     No legal proceedings are now pending by or against the Company other than as mentioned in Item I herein.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the year ended September 30, 1999, no significant matters came to a vote of security holders of the Company.


PART II

ITEM 5.MARKET PRICE FOR THE COMPANY'S COMMON STOCK AND RELATED
STOCKHOLDER
MATTERS

     The Company's Common Stock is traded on the NASDAQ
Electronic Bulletin
Board, stock symbol ETCP. The following table sets forth the high and low sales price, in United States Dollars, for each quarterly period during the three most recent fiscal years.

          1998 - 19991997 - 19981996 - 19971995 - 19961994 - 1995
Quarter EndedHigh    LowHigh   LowHigh   LowHigh   LowHigh   Low

December 310.13    0.010.50     0.251.25   1.251.25   1.252.50
1.25

March 310.13    0.090.50     0.25 1.25   1.251.25   1.251.75
 .40

June 300.13    0.090.50     0.251.25   1.251.25   1.25.  .40
 .15

September 300.35    0.090.50     0.011.25   1.251.25   1.25  .03
 .01

     As of September 30, 1999, there are approximately 9,732 registered holders of record of the Company's Common Stock.

     The Company has never declared or paid cash dividends to holders of its
Common Stock. It does not anticipate paying any dividends in the foreseeable future.

ITEM 6.SELECTED FINANCIAL DATA

     See attached page.














ITEM 6.SELECTED FINANCIAL DATA


              1999*1998*1997*1996*     1995*     1994*

Cash Assets   $         050,327                    0      0
09,659

Equipment         0         0                    0
34,270
164,772          285,193

Other Assets-
  Voice-Mail         1         1                    1       1

1,662,500       3,325,000

Total Assets       121,923            233,210         243,842

339,073       2,193,033       4,046,571

Current
Liabilities           122,007            120,207         107,577

81,409           65,762            32,800

Notes Payable          0              0      0       0       0
  0

Debentures
Payable755,188464,633           38,235          733,361
2,058,636
3,444,089

Total
Liabilities 121,923233,210         243,842          339,073
2,193,033        4,046,571

Shareholders'
Equity(755,272)           (351,630)           98,030
(395,697)           68,635          569,682

Revenues            0           0      0       0      0       0

Expenses(403,642)(449,660)    (1,146,273)      (4,153,668)
2,790,795       2,566,377

Net Gain
   (Loss)             (403,642)(449,660)    (1,146,273)
(4,153,668)
(2,790,795)      (2,566,377)

Shares Out-
   standing        58,787,216           58,787,216    58,787,216

58,787,216    25,787,216      39,360,791

Net Gain (Loss)
   Per Share    (.0069)   (0.0076).0225)N/AN/AN/A


&WP6-34;Figures given are for fiscal year end, not calendar year end. The
Company's fiscal year ends on September 30th.













ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS
OF OPERATIONS

Results of Operations
Fiscal 1999 v. Fiscal 1998

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

     During this fiscal year, the Company has attempted to negotiate a resolution with financial institutions which management concludes have made a profit from dealings involving the Company's securities but refused to compensate the Company as required by several contracts. The Company expects to ultimately obtain compensation and is negotiating with relevant parties.
Although it is anticipated that European telephony and telecommunication standards should reach North American standards within the next two years, the
Company cannot fully utilize its systems or services in Europe until those standards have been met. In order to conserve its financial resources, the
Company has scaled down its European operations until promotion of its technology is warranted by advances in the European telecommunications standards. 2000 should see the Company's re-entry into the European market.

     The Company is still considering reentering the hydrocarbon exploration industry which was once its mainstay by negotiating the terms of a financing agreement that would allow the Company to reenter negotiations to develop oil and gas reserves in the Republic of Paraguay at an estimated cost of $300 million. The Company also continued its entry into the area of charitable fund raising using 1-900 "pay-per-call" telephone numbers during this fiscal year. Cash assets at the close of fiscal 1998 were $0 as compared to 50,327
1998 and $0 in 1997; fixed assets were estimated to be worth
$534,886 in 1999
but depreciated to 0 as compared to the same in 1998 and 1997; the Rights and associated product development expenditures (subject to the amortization schedule set forth in the Financial Statements) were $1 in 1999, the same as
1998 and down from 1994 at $3,225,000. Total assets were $121,923 compared to
$233,210 in 1998, $243,842 in 1997, $339,073 in 1996, $2,193,033
in 1995 and
$4,046,571 in 1994.

     The Company believes that during fiscal 2000, it will both re-establish its presence in the petroleum industry and commence its charitable fund raising activities, as described in the business plan of the Company, to raise such funds as are necessary to possibly not only finance the election of the next President of the United States through the use of its proprietary 1 900
"DEMOCRAT" AND 1 900 "REPUBLICAN" telephone numbers, but to affect the election campaign reform laws and forge changes to the system for political fund raising in the United States .

Extraordinary Items

     There were no extraordinary items reported in this fiscal year.

Liquidity and Capital Resources

     At September 30, 1999, the Company had $0 cash assets and total current assets of $121,923 compared to September 30, 1998, the Company had $50,327 cash assets, but total current assets of$ 233,210 and $0 cash assets and
$243,842 in fiscal 1997, $0 and  $339,073 in 1996, and no cash assets and
total current assets of $2,193,033 in 1995. The Company is not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Capital Resources and Expenditures

     There were no significant capital expenditures made by the Company during the fiscal year ended September 30, 1999. Further, until the Company concludes a financing, the Company had no known material commitments for additional capital expenditures as of September 30, 1999. Management of the
Company knows of no material trends, favorable or unfavorable, with respect to the Company's capital resources.

Inflation

     The results of the Company's operations have not been significantly affected by inflation during the last three fiscal years ended
September 30,
1999.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Such financial statements and schedules as are available are attached hereto.

ITEM 9.     DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.



PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Identification of Executive Officers and Directors

NameAgePosition with CompanyDirector Since

Sidney B. Fowlds59Chairman of the BoardOctober 31, 1986
John Johnston74Vice PresidentOctober 31, 1986
Robert M. Miller     57Secretary-TreasurerOctober 31, 1992

     Mr. Fowlds and Mr. Johnston were elected to serve on October
31, 1986,
and reelected at every annual meeting since. Mr. Miller was elected a diredtor in 1993 and every annual meeting since. They were all elected to serve until the next annual shareholders' meeting or until their respective successors are elected and qualified. Officers of the Company hold office until the meeting of the Board of Directors after the next annual shareholders' meeting or until removal by the Board of Directors.

Business Experience

   Sidney B. Fowlds:See the Company's 1987 Annual Report, Exhibit
C.

   John Johnston:     See the Company's 1987 Annual Report,
Exhibit D.

  Robert M. Miller:See the Company's December 1993 Quarterly
Report, Exhibit
A.

Involvement in Certain Legal Proceedings

     None.

ITEM 11.     EXECUTIVE COMPENSATION

     The following table sets forth the cash compensation paid by the Company during the fiscal year ended September 30, 1999, to each executive officer who received in excess of $60,000 (there were none) and to all executive officers as a group.

Cash Compensation Table
Identity of Group     Capacities in which served     Cash
Compensation
All executive officersExecutive Officers$0 (includes all cash bonuses) as a group


Employment Arrangements

     Details of any Employment Contracts as exist between any officer of the
Company set forth above and the Company itself have already been disclosed in previous 10-K filings for the Company. No additional contracts were entered into between any Directors and/or officers of the Company and the Company itself during the fiscal year ended September 30, 1999.

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

Termination of Employment and Change of Control Arrangement

     None.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following tables set forth information, as of September
30, 1999,
with respect to beneficial ownership of the Company's common stock, $0.01 par value, of the Company's officers and directors, both individually and as a group, and the record and/or beneficial owners of more than five percent of the Company's common stock:

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

Certain Business Relationships
     None.

Indebtedness of Management
     None.

PART IV


ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a) (1)Financial Statements

     Auditors ReportF-1

     Balance SheetsF-2

     Statements Of OperationsF-4

     Statements of Shareholders EquityF-5

     Statements of Cash FlowsF-6

     Notes to Financial StatementsF-7

    (2) Financial Statement Schedules for the fiscal year ended September
30, 1999

     All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.

(b)     Reports on Form 8-K

No reports were made on Form 8-K during the fiscal year ended
September 30,
1999.





































E.T. CAPITAL, INC.







AUDIT REPORTS

AS OF

September 30, 1999 and 1998

























Janet Loss, C.P.A., P.C.
3525 South Tamarac Drive, Suite 120
Denver, Colorado  80237








INDEX TO FINANCIAL STATEMENTS


E.T. CAPITAL, INC.



TABLE OF CONTENTS


ITEM                                                         PAGE

Report of Certified Public Accountant....................       1

Balance Sheets,
September 30, 1999 and 1998..............................     2-3

Statements of Operations,
For Years Ended September 30, 1999 and 1998..............       4

Statements of Stockholders' Equity,
For Years Ended September 30, 1999 and 1998..............       5

Statements of Cash Flows,
For Years Ended September 30, 1999 and 1998..............       6

Notes to Financial Statements............................     7-9






























Janet Loss, C.P.A., P.C.
3525 South Tamarac Drive, Suite 120
Denver, Colorado 80237
(303) 220-0227



Board of Director
E.T. Capital, Inc.
Suite 315 - 650 West Georgia Street
Vancouver, B.C., Canada V6BN7


I have audited the Balance Sheets of E.T. Capital, Inc. as of September 30,
1999 and 1998, and the Statements of Operations, Stockholders'
Equity and Cash
Flows for the years ended September 30, 1999 and 1998.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E.T. Capital, Inc. as of
September 30, 1999 and 1998, and the results of its operations and its cash flow for the years ended September 30, 1999 and 1998.




"Janet Loss"

Janet Loss, C.P.A., P.C.


November 9, 1999














E.T. CAPITAL, INC.

BALANCE SHEETS


ASSETS

                         September 30,September 30,
                                 1999               1998

CURRENT ASSETS:
     Cash on Hand$                   0$          50,327

FIXED ASSETS:
     Equipment (Note 2)          534,886          534,886

     Less accumulated
        depreciation          534,886        (534,886)

     Net Fixed Assets                     0                     0

OTHER ASSETS:
     Rights' Title, net of
        amortization (Note 2)$          1 $                  1

     Product Development
        Expenditures, net of
        amortization (Note 2)           121,922           182,882

     Option (Note 8)                      0
   0

     Total Other Assets           121,922           182,882

TOTAL ASSETS$         121,923$         233,210





The accompanying notes are an integral part of the financial statements.







E.T. CAPITAL, INC.

BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):


                              September 30,September 30,
                                          1999              1998


CURRENT LIABILITIES:
     Accounts Payable     $       122,007     $        120,207

LONG-TERM LIABILITIES:  (Note 4)
     Debenture Payable, Xanthos
        Management Corporation          755,188
464,633

STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, $.01 par value,
        10,000,000,000 authorized,
        58,787,216 shares issued
     and outstanding      4,516,079            4,516,079

     Paid-In-Capital in excess
        of par value     20,069,869      20,069,869

     (Deficit) Accumulated during
        the Development Stage   (25,341,220)     (24,937,578)

     TOTAL STOCKHOLDERS'
     EQUITY (DEFICIT)(        755,272)            351,630

         SUB-TOTAL:(        755,272)(           351,630)

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY
        (DEFICIT):$        121,923$          233,210





The accompanying notes are an integral part of the financial statements.




E.T. CAPITAL, INC.

STATEMENT OF OPERATIONS


                                        For the YearFor the Year
                                             Ended     Ended
                                        September 30,September
30,
                                               1999

1998

REVENUES$        -          $        -

GENERAL AND ADMINISTRATIVE EXPENSES:
     Accounting$           1,800$           1,500
     Amortization (Note 2)           60,960           60,959
     Auto Expenses, gas and repair Allowances           12,000

12,000
     Consulting Fees                    0            72,890
     Depreciation Expenses (Note 2)                    0
11,130
     Rent Expense50,40050,400
     Telephone Expense36,00036,000
     Travel and Promotions          180,000          180,000

     TOTAL GENERAL AND
       ADMINISTRATIVE EXPENSES          341,160$        424,879

NET (LOSS) BEFORE
     OTHER INCOME (EXPENSES)(        341,160)(         424,879)

OTHER INCOME AND (EXPENSES):
     Interest Expense(          62,482)(           24,781)

NET (LOSS)$(       403,642)$(       449,660)

NET (LOSS) PER SHARE$(           .0069)$(           .0088)


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
0
350,000,000

Cancellation of
1,500,000,000 share
issued @ .234 per
share, Feb.15, 1997  (1,500,000,000)     (15,000,000)
(335,000,000)                  0              (350,000,000)

Sale of 8,000,000
shares of treasury
stock @ $.215
September 21, 1997              0              0
1,640,000                  0           1,640,000

Net (Loss) for the
Year Ended
September 30, 1997    0    0       0            (1,146,273)
(1,146,273)





Balances,
September 30, 199758,787,216$  4,516,079$  20,069,869$
(24,487,918
$             98,030

Net (Loss) for the
Year Ended
September 30, 1998    0    0       0          (     449,660)
(   449,660)





Balances,
September 30, 199858,787,216$  4,516,079$  20,069,869$
(24,937,578)
$       (   351,630)






Net (Loss) for the
Year Ended
September 30, 1999    0    0       0          (     403,642)
(   403,642)






Balances,
September 30, 199958,787,216$  4,516,079$  20,069,867$
(25,341,220)
$       (   755,272)








The accompanying notes are an integral part of the financial statements.
E.T. CAPITAL, INC.


STATEMENTS OF CASH FLOWS

                                        For the YearFor the Year
                                            Ended     Ended
                                        September 30,September
30,
                                               1999
1998

Net Cash Flows From Operating Activities:

   Net (loss)$(     403,642)$(     449,660)

   Adjustments to Reconcile
   Net (Loss) to Cash (Loss)
   From Operating Activities:

      Amortization          60,960           60,959

      Sub-total(       342,682) (      388,701)

     Increase in Accounts Payable            1,800
12,630

   Increase in Debenture
   Payable, Xanthos
   Management Corp.        426,398  (      695,126)


INCREASE (DECREASE) IN CASH                          50,327
0

CASH, BEGINNING OF PERIOD          (50,327)            50,327

CASH, END OF THE PERIOD$                  0$         50,327






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










E.T. CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS



Note 7 - ACQUISITIONS AND FINANCING

In April, 1996 the Company acquired a majority control of Spectrum Oil
Corporation and agreed to finance Spectrum's hydrocarbon concessions in
Paraguay totaling approximately 15 million acres subject to the terms of an agreement between Spectrum and the Company. Geologic and seismic data indicate that there could be tens of millions of barrels of oil in the leased area. The Company agreed to acquire majority control of Spectrum and to finance Spectrum Oil's hydrocarbon concessions in the Republic of Paraguay subject to verification of the Spectrum's agreements under which they held the development rights to the concessions. Financing to make this acquisition and to proceed with the work program of approximately US$18 million was subject to the terms of an agreement between Spectrum and the Company. The Company negotiated a Private Placement of 8 million common shares of the Company at a price of US$1.25 carrying 8 million share purchase warrants at a price of
US$2.00 per share for a period of two years. This financing would guarantee the funds necessary to complete the acquisition of Spectrum and fulfill the financial commitments of Spectrum to the oil and gas concessions in Paraguay.
In July of 1996, Spectrum was in default of its agreements with the owners of the Paraguayan concessions and the Company terminated all Agreements between
Spectrum and the Company. Subsequently, the 8 million shares were returned to the Company in exchange for the majority control shares of Spectrum that were held by the Company.

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

Note 9 - SUBSEQUENT EVENTS

The Company changed its name on October 15, 1999 to eCom.com, Inc. The common stock of the shares of the Company were consolidated on the basis of one share of eCom.com, Inc. For three shares of E.T. Capital, Inc. (1-3 reverse split) as of October 12, 1999.

The amount owed by E.T. Capital, Inc. to American Securities Transfer has been negotiated to $40,000.00 if this amount is paid in full by December 31, 1999.
If this amount is not paid in full, the previous amount will be due and owing at that time. As of the date of the audit report, Xanthos Management has already paid $13,000 of the $40, 000.00.









SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.


Dated: November 10, 1999


E.T. CAPITAL, INC. (the "Company")



By: /s/ Sidney B. Fowlds
Chairman of Board of Directors


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Dated: November 10, 1999 /s/ Sidney B. Fowlds

Director: Sidney B. Fowlds



Dated: November 10, 1999 /s/ John Johnston

Director: John Johnston



Dated: November 10, 1999 /s/  Robert M. Miller

Director: Robert M. Miller