Form 10-Q
period 1999-12-31
E T CAPITAL INC
filed 2000-01-11
CIK 311842

Manually Executed
    As filed with the United States Securities and Exchange
Commission

                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC 20549

                             FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934

For the first quarter ended December 31, 1999  Commission File
Number 0-9071


                        eCom.com, Inc.

        (Formerly E.T. Capital,Inc.(Caribou Energy, Inc.))

         Colorado                                     74-2026624
  (State of incorporation)              (I.R.S. Employer
Identification No.)

650 W.Georgia St., Suite 315, P.O.11523, Vancouver, B.C. Canada
V6B 4N7
 (Address of principal executive offices)
(Postal Code)

Registrant's telephone number including area code:
(877)613-3131
Securities registered pursuant to Section 12(b) of the Act:
None

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

                       Yes X       No


As of December 31, 1999 there were 24,595,739 shares of Common
Stock, $0.01
par value, outstanding.

Documents incorporated by reference:     None












Item 1.


INDEX
                                             Page of
                                             Report


PART I       FINANCIAL INFORMATION


Item 1.   Financial Statements:

     Unaudited Consolidated Balance Sheets:
     As at December 31st, 1999 and 1998...................1.

     Unaudited Consolidated Statement of Operations:
     For the three months ended December 31st, 1999 and
1998...............................................2.

     Unaudited Consolidated Statement of Cash Flow:
     For the three months ended December 31st, 1999 and
1998...............................................3.

     Unaudited Statement of Stockholders' Equity:
     As at December 31st, 1999...........................4.

Item 2.   Management's Discussion and Analysis of
     Financial Condition and Results of Operations.......5.


PART II     OTHER INFORMATION


     Other Information....................................6.

     Signatures      .....................................7.






















eCom.com, Inc.
(Formerly E.T. Capital, Inc.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET
(Unaudited)

ASSETS



                         December 31,     December 31,
                             1999       1998

CURRENT ASSETS:

  Accounts Receivable$         0$    50,327

FIXED ASSETS:

  Equipment    534,886    534,886

  Less accumulated
    depreciation   (534,886)   (534,886)

  Net Fixed Assets (Note 1)          0          0


OTHER ASSET

  Rights' Title, net of
    amortization    1    1

  Product Development
    Expenditures         121,922    182,882

  Total Other Assets         121,923          182,883

TOTAL ASSETS $  121,923      $   233,210


















eCom.com, Inc.
(Formerly E.T. Capital, Inc.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY



                              Dec. 31, 1999Dec. 31, 1998

CURRENT LIABILITIES:

  Accounts Payable$           0      120,207

LONG-TERM LIABILITIES:

  Debenture Payable,      406,300      546,722
    Bearer

STOCKHOLDERS' EQUITY:

  Common stock, $.01 par value
    10,000,000,000 shares
    authorized, 24,595,739
    (58,787,216) shares
    issued and outstanding    4,566,079    4,516,079

  Paid-In-Capital in excess
    of par value   20,519,869   20,069,869

  (Deficit) Accumulated during
    the Development Stage  (25,370,325)(  25,019,667)

TOTAL STOCKHOLDERS' EQUITY   (   284,377)(     433,719)


TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY$     121,923$     233,210
















eCom.com, Inc.
(Formerly E.T. Capital, Inc.)

(A DEVELOPMENT STAGE COMPANY)


STATEMENT OF OPERATIONS
(Unaudited)





                          For the 3 months ended December 31,

                             1999          1998

REVENUES$           0     $            0


GENERAL AND
  ADMINISTRATIVE EXPENSES:

  Auto Expenses,
  gas and repairs  3,000   3,000

  Consulting Fees 21,000         0

  Rent Expense 12,600  12,600

  Telephone Expense  9,000   9,000

  Travel and Promotions       45,000        45,000

TOTAL GENERAL AND
  ADMINISTRATIVE EXPENSES       90,600        69,600

OTHER (INCOME) EXPENSES

  Write off of accounts
  payable(82,007)                     0

  Interest Expense       20,512        12,849

        $     (61,495)$       12,489

NET LOSS FOR THE PERIOD          $      29,105          $
82,089











eCom.com, Inc.
(Formerly E.T. Capital, Inc.)

(A DEVELOPMENT STAGE COMPANY)


STATEMENT OF CASH FLOW
(Unaudited)




                              For the 3 months ended December 31,

                                   1999     1998


Cash Provided By (Used For)

Operating Activities

  Net loss for the period$(    29,105)   $( 82,089)

  Less non cash working capital
  items

   Decrease in accounts payable      (   122,007)           0

      (   151,112)   (  82,089)


Financing Activities

  Increase (Decrease) in
  Debenture Payable             (   348,888)      82,089

  Issuance of Common Stock     500,000           0

                                   151,112      82,089

  INCREASE (DECREASE) IN CASH     0     0

  CASH BEGINNING OF PERIOD           0      50,327

  CASH, END OF THE PERIOD $         0$     50,327













eCom.com, Inc.
(Formerly E.T. Capital, Inc.)
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

                    Common
               Class          Stock          Additional
DevelopmentStockholders
               $0.01     Par ValuePaid-In        StageEquity
               Shares         AmountCapital(Deficit)(Deficit)
Balances,
September 30,
199658,787,216$4,516,079$18,429,869$(23,341,645)$    (395,697)

Issue
1,500,000,000
shares @ $0.234
on October 1,
1996     1,500,000,00015,000,000335,000,000           0
350,000,000

Cancellation of
1,500,000,000
shares @ $0.234
on February 15,
1997      (1,500,000,000)(15,000,000)    (335,000,000)
0
(350,000,000)

Sale of 8,000,000
shares @$0.15
Sept. 21, 1997    0 0  1,640,000    0     1,640,000

Net (Loss) for the
year ended
Sept. 30, 1997         0 0   0  (1,146,273)    (1,146,273)




Balances,
Sept. 30, 1997   58,787,216$4,516,079$20,069,869$(24,487,918)$
98,030

Net (Loss) for
the year ended
Sept.30, 1998    0 0  0$   (449,660)$     (449,660)



Balances,
Sept. 30, 1998   58,787,216$4,516,079$20,069,869$(24,937,578)$
(351,630)

Net (Loss) for
the year ended
ended September
30, 1999    (403,642)      (403,642)



Balances
September 30,
1999        58,787,216     $4,516,079$20,069,869$(25,341,220)$
(755,272)




1 for 3 reverse
stock split   19,595,739   4,516,079      20,069,867
(25,341,220)        (
755,272)

Issue 5,000,000
common shares
@ $0.10    5,000,000      50,000         450,000    0 500,000

Net (Loss) for
the 3 months
ended Dec. 31,
1999    0 0  0$   ( 29,105)$      ( 29,105)




Balances Dec.
31, 1999   24,595,739$4,566,079$20,519,867$(25,370,325)$(284,377)



eCom.com, Inc.
(Formerly E.T. Capital, Inc.)
(A DEVELOPMENT STAGE COMPANY)


Management's Discussion and Analysis
of
Financial Condition and Results of Operations





































eCom.com, Inc.
(Formerly E.T. Capital, Inc.)
(A DEVELOPMENT STAGE COMPANY)


Results of Operations
December 31, 1999 v. December 31, 1998

Overall

     eCom.com, Inc.(formerly E.T. Capital, Inc.) is continuing to expand its entry into "not-for-profit" fund raising using "1-900" "pay-per-call" telephone numbers as outlined in the Company's business plan. With campaign finance reform a central issue in both the Congress and the Senate, the
Company is negotiating agreements for the use of the Company's two political
"1-900" fund raising numbers: 1-900-DEMOCRAT and 1-900-REPUBLICAN.

     These numbers could raise hundreds of millions of dollars for both the
Democratic and Republican parties. If contracts are concluded with either of the Democrats or Republicans, projections indicate the Company could earn over
$2.00 per share from each number.

     To develop cash flow from the "1-900" concept, the Company will continue to rely on Xanthos Management Corporation to finance the Company's ongoing overhead under the terms of the bearer debenture it holds until fund raising contracts have been signed. (See notes to September 30, 1998 Audit as filed and as part of the September 30, 1999 10K). The company acquired Resort Magic
Vacations, Inc., retained the "ebuyauctions.com" internet web site and sold the interest it had acquired in Resort Magic Vacations, Inc. for the same price paid.

     The Company has been active in its efforts to acquire and
finance the
Paraguayan hydrocarbon concessions.  The downward trend in the price of oil
has slowed interest in this project.  In late 1997 and continuing throughout
1998, the Asian economic crisis as well as a world wide warming trend
adversely affected the world price of hydrocarbons.  During 1999, however the
world price of oil and gas has led to an increase in interest in hydrocarbon
exploration and development.   Activity in this field has
historically been
cyclical and the Company considers that this crisis has already been taken into account and should not adversely affect ongoing negotiations.

     Cash assets at the close of the first quarter were $0 as compared to
$50,327, $0 at December 31, 1997 and 1996; fixed assets were written down to
$1 at December 31, 1999 as compared to $1 at December 31, 1998. The Rights and associated product development expenditures (subject to the amortization schedule set forth in the Financial Statements) remained at $1 at December 31,
1999 compared to $1 at December 31, 1998 and $243,841 at December
31, 1997.
Total assets dropped to $121,923 at December 31, 1999 from $233,210 at
December 31, 1998 from $243,841 at December 31, 1997 and (because the financing that had been negotiated through Barclay's Bank in London was canceled) from $350,307,072 at December 31, 1996. During the fiscal year, the
Company and its counsel continue to take the position that individuals, corporations and/or financial institutions that either profited from or participated in the above transaction through Barclay's should compensate the
Company for the unauthorized use of its securities and for breach of the original contractual agreements. The Company's lawyers are investigating the
Company's remedies as a result of these transactions and are confident that the Company will be successful.

Extraordinary Items - none

Liquidity and Capital Resources

     At December 31, 1999, the Company had cash assets of $0 and total assets of $121,923 compared with cash assets of $50,327 and total assets of $233,210
December 31, 1998 and $350,307,072 at December 31, 1997. Except as previously disclosed, the Company is not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Capital Resources and Expenditure

     There were no significant capital expenditures made by the Company during the quarter ended December 31, 1999. Management of the Company knows of no material trends, favorable or unfavorable, with respect to the Company's capital resources.

Inflation
     The results of the Company's operations have not been significantly affected by inflation during the quarter ended December 31, 1999.

Other Information

     Not applicable.  See Part II.






eCom.com, Inc.
(Formerly E.T. Capital, Inc.)
(A DEVELOPMENT STAGE COMPANY)


Part II. Other Information

     Item 1.LEGAL PROCEEDINGS

          None

     Item 2.CHANGES IN SECURITIES

          Share consolidation; 1 new eCom.com, Inc. for 3 E.T.
Capital, Inc.
          Issued 5,000,000 common shares of eCom.com, Inc.

     Item 3.DEFAULT UPON SENIOR SECURITIES

          None

     Item 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

     Item 5.OTHER INFORMATION

          Not applicable

     Item 6.EXHIBITS AND REPORTS ON FORM 8-K

          (a)Exhibits

               Exhibit No. 27Financial Data Schedule

          (b)Reports on Form 8-K










eCom.com, Inc.
(Formerly E.T. Capital, Inc.)

(A DEVELOPMENT STAGE COMPANY)

Exhibit 27

Period Type3 Months
Fiscal Year EndSeptember 30, 1999
Period StartOctober 1, 1999
Period EndDecember 31, 1999
Cash$-0-
Securities  -0-
Receivables  -0-
Allowances  -0-
Inventory  -0-
Current Assets$-0-
PP&E$534,886
Depreciation$534,886
Total Assets$121,923
Current Liabilities$-0-
Bonds  -0-
Preferred Mandatory  -0-
Preferred  -0-
Common$  4,566,079
Other Paid In Capital$20,519,869
Total Liability & Equity$121,923
Sales  -0-
Total Revenues  -0-
CGS  -0-
Total Costs  -0-
Other Expenses ( G&A )$90,600
Gain Provision  -0-
Interest Expense$20,512
Income Pretax  -0-
Income Tax  -0-
Income Continuing  -0-
Discontinued  -0-
Extraordinary$82,007
Changes  -0-
Net Income ( Loss )$(29,105)
EPS Primary ( Loss )$(.001)
EPS Diluted ( Loss )$(.001)



eCom.com, Inc.
(Formerly E.T. Capital, Inc.)
US Securities and Exchange Commission
Washington, DC 20549


CONFORMED COPY

Form 8-K

Current Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

Dated:January 3, 2000

Date of earliest event reported: Listed on the NASDAQ Exchange in
November,
1982


eCom.com, Inc.
(Exact name of registrant as specified in its charter)

     Colorado     74-2026624
(State of incorporation)(I.R.S. Employer Identification No.)

3525 South Tamarac Drive, Suite 120, Denver, CO80237
     (Address of principal executive offices)     (Zip Code)

Registrant's telephone number including area code:(877) 813-3131


E.T. Capital, Inc. (Caribou Energy, Inc.)
9101 East Kenyon, Suite 2000, Denver, CO 80237
(Former name, former address)












Page 2.
Form 8-K: Dated January 3, 2000.
Commission File #

     Item 1.Changes in Control of Management
          Not Applicable

     Item 2.Acquisition or Disposition of Assets

The company acquired Resort Magic Vacations, Inc., retained the
"ebuyauctions.com" internet web domain name and sold the interest it had acquired in Resort Magic Vacations, Inc. for the same price paid.

     Item 3.Bankruptcy or Receivership
          Not Applicable

     Item 4.Changes in the Registrant's Certifying Public
Accountant
          Not Applicable

     Item 5.Other Events

On November 17, 1999, the Company issued 5 million common shares subject to
Section 144 at a price of $0.10 per share net the Company to Rukos Security
Advice AG, a Swiss Investment firm. Rukos was granted an option to purchase a further 5 million shares at a price of $0.15 for a period of two years from the date of the Agreement. The proceeds of the financing are for general working capital purposes.

     Item 6.Appointments or Resignations of Registrant's
Directors
          Not Applicable

     Item 7.Financial Statements and Exhibits
          Not Applicable (See December 31, 1999 10-Q)

     Item 8.Change in Fiscal Year
          Not Applicable

Pursuant to the requirements of the Securities and Exchange Act of 1934, the
Registrant has caused this report ;to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: January 3, 2000
eCom.com, Inc.
/S/ Sidney B. Fowlds, President


SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.


Dated: January 3, 1999

eCom.com, Inc. (the "Company")



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