Form 10QSB
period 2000-03-31
E T CAPITAL INC
filed 2000-05-16
CIK 311842

Manually Executed
    As filed with the United States Securities and Exchange Commission

                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC 20549

                             FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934

For the first quarter ended March 31, 2000  Commission File Number 0-9071


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

                       Yes X       No


As of March 31,2000 there were 24,595,739 shares of Common Stock, $0.01 par value, outstanding.

Documents incorporated by reference:     None













Item 1.


INDEX
                                             Page of
                                             Report


PART I       FINANCIAL INFORMATION


Item 1.   Financial Statements:

     Unaudited Consolidated Balance Sheets:
     As at March 31st, 2000 and 1999...................1.

     Unaudited Consolidated Statement of Operations:
     For the three months ended March 31st, 2000 and
     1999...............................................2.

     Unaudited Consolidated Statement of Cash Flow:
     For the three months ended March 31st, 2000 and
     1999...............................................3.

     Unaudited Statement of Stockholders' Equity:
     As at March 31st, 2000...........................4.

Item 2.   Management's Discussion and Analysis of
     Financial Condition and Results of Operations.......5.


PART II     OTHER INFORMATION


     Other Information....................................6.

     Signatures      .....................................7.






















                          eCom.com, Inc.
                  (Formerly E.T. Capital, Inc.)

                  (A DEVELOPMENT STAGE COMPANY)

                          BALANCE SHEET
                           (Unaudited)

                              ASSETS



                          March 31,           March 31,
                             2000                1999

CURRENT ASSETS:

  Cash                   $         0         $    50,327

FIXED ASSETS:

  Equipment                       534,886             534,886

  Less accumulated
    depreciation                 (534,886)      (534,886)

  Net Fixed Assets (Note 1)             0                   0


OTHER ASSET

  Rights' Title, net of
    amortization                       1                   1

  Product Development
    Expenditures                  121,922             182,882

  Total Other Assets              121,923              182,883

TOTAL ASSETS              $  121,923          $   233,210


















                          eCom.com, Inc.
                  (Formerly E.T. Capital, Inc.)

                  (A DEVELOPMENT STAGE COMPANY)

                          BALANCE SHEET
                           (Unaudited)

               LIABILITIES AND STOCKHOLDERS' EQUITY



                              March 31, 2000 March 31, 1999

CURRENT LIABILITIES:

  Accounts Payable            $           0        120,207

LONG-TERM LIABILITIES:

  Debenture Payable,                     486,928        630,868
    Bearer

STOCKHOLDERS' EQUITY:

  Common stock, $.01 par value
    10,000,000,000 shares
    authorized, 24,595,739
    (58,787,216) shares
    issued and outstanding             4,566,079      4,516,079

  Paid-In-Capital in excess
    of par value                      20,519,869     20,069,869

  (Deficit) Accumulated during
    the Development Stage            (25,450,953) (  25,103,813)

TOTAL STOCKHOLDERS' EQUITY           (   365,005) (     517,865)


TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY             $     121,923  $     233,210
















                          eCom.com, Inc.
                  (Formerly E.T. Capital, Inc.)

                  (A DEVELOPMENT STAGE COMPANY)


                     STATEMENT OF OPERATIONS
                           (Unaudited)





                          For the 6 months ended March 31,

                             2000                 1999

REVENUES                 $           0       $            0


GENERAL AND
  ADMINISTRATIVE EXPENSES:

  Auto Expenses,
  gas and repairs                    6,000                6,000

  Consulting Fees                   21,000                    0

  Rent Expense                 25,200               25,200

  Telephone Expense            18,000               18,000

  Travel and Promotions              90,000               90,000

TOTAL GENERAL AND
  ADMINISTRATIVE EXPENSES           160,200              139,200

OTHER (INCOME) EXPENSES

  Write off of accounts
  payable                     (82,007)                  0

  Interest Expense              31,540               27,035

                         $     (50,467)      $       27,035

NET LOSS FOR THE PERIOD       $     109,733       $      166,235

LOSS PER SHARE           $       0.004       $        0.003









                          eCom.com, Inc.
                  (Formerly E.T. Capital, Inc.)

                  (A DEVELOPMENT STAGE COMPANY)


                      STATEMENT OF CASH FLOW
                           (Unaudited)




                              For the 6 months ended March 31,

                                   2000           1999


Cash Provided By (Used For)

Operating Activities

  Net loss for the period          $(   109,733)   $(  166,235)

  Less non cash working capital
  items

   Decrease in accounts payable     (   122,007)             0

                               (   231,740)    ( 166,235)


Financing Activities

  Increase (Decrease) in
  Debenture Payable                  (   268,260)      166,235

  Issuance of Common Stock              500,000              0

                                   231,740        166,235

  INCREASE (DECREASE) IN CASH                0              0

  CASH BEGINNING OF PERIOD                    0         50,327

  CASH, END OF THE PERIOD           $         0   $     50,327












                       eCom.com, Inc.
                (Formerly E.T. Capital, Inc.)
                (A DEVELOPMENT STAGE COMPANY)

              STATEMENT OF STOCKHOLDERS' EQUITY
                         (Unaudited)

       Class          Common Stock   Additional     Development    Stockholders
          $0.01          Par Value      Paid-In        Stage          Equity
         Shares         Amount         Capital        (Deficit)      (Deficit)
Balances,
September 30,
1996      58,787,216     $4,516,079     $18,429,869    $(23,341,645)  $    (395,697)

Issue
1,500,000,000
shares @ $0.234
on October 1,
1996      1,500,000,000  15,000,000     335,000,000               0      350,000,000

Cancellation of
1,500,000,000
shares @ $0.234
on February 15,
1997       (1,500,000,000)(15,000,000)    (335,000,000)                0     (350,000,000)

Sale of 8,000,000
shares @$0.15
Sept. 21, 1997          0           0     1,640,000             0          1,640,000

Net (Loss) for the
year ended
Sept. 30, 1997          0           0           0   (1,146,273)      (1,146,273)


Balances,
Sept. 30, 1997    58,787,216  $4,516,079     $20,069,869    $(24,487,918)  $     98,030

Net (Loss) for
the year ended
Sept.30, 1998           0           0          0  $   (449,660)  $     (449,660)

Balances,
Sept. 30, 1998    58,787,216  $4,516,079     $20,069,869    $(24,937,578)  $     (351,630)

Net (Loss) for
the year ended
ended September
30, 1999                                    (403,642)        (403,642)

Balances
September 30,
1999         58,787,216  $4,516,079     $20,069,869    $(25,341,220)  $     (755,272)


1 for 3 reverse
stock split       19,595,739   4,516,079      20,069,869     (25,341,220)        ( 755,272)

Issue 5,000,000
common shares
@ $0.10       5,000,000      50,000         450,000             0
                                                                           500,000

Net (Loss) for
the 6 months
ended Mar. 31,
2000               0           0          0  $(   109,733)  $   (  109,733)


Balances March
31, 2000     24,595,739  $4,566,079  $20,519,869 $(25,450,953)   (  365,005)

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


Results of Operations
March 31, 2000 v. March 31, 1999

Overall

     eCom.com, Inc.(formerly E.T. Capital, Inc.) is continuing to expand its entry into"not-for-profit" fund raising using "1-900" "pay-per-call" telephone numbers as outlined in the Company's business plan. With campaign finance reform a central issue in both theCongress and the Senate, the Company is negotiating agreements for the use of theCompany's two political "1-900" fund raising numbers: 1-900-DEMOCRAT and 1-900-REPUBLICAN.

     These numbers could raise hundreds of millions of dollars for both the Democratic and Republican parties. If contracts are concluded with either of the Democrats or Republicans,projections indicate the Company could earn over $2.00 per share from each number.

     To develop cash flow from the "1-900" concept, the Company will continue to rely on Xanthos Management Corporation to finance the Company's ongoing overhead under the terms of the bearer debenture it holds until fund raising contracts have been signed. (See notes to September 30, 1998 Audit as filed and as part ofthe September 30, 1999 10K). The company acquired Resort Magic Vacations, Inc.,retained the "ebuyauctions.com" internet web site and sold the interest it had acquired in Resort Magic Vacations, Inc. for the same price paid.

     The Company has been active in its efforts to acquire and finance the Paraguayan hydrocarbon concessions. The downward trend in the price of oil has slowed interest in this project. In late 1997 and continuing throughout 1998, the Asian economic crisis as well as a world wide warming trend adversely affected the world price of hydrocarbons. During 1999 and early 2000, the world price of oil and gas has led to an increase in interest in hydrocarbon
exploration and development.   Activity in this field has historically been
cyclicaland the Company considers that this has already been taken into account.

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

Capital Resources and Expenditure

     There were no significant capital expenditures made by the Company during the quarter ended March 31, 2000. Management of the Company knows of no material trends, favorable or unfavorable, with respect to the Company's capital resources.

Inflation
     The results of the Company's operations have not been significantly affected by inflation during the quarter ended March 31, 2000.

Other Information

     Not applicable.  See Part II.








































                       eCom.com, Inc.
                (Formerly E.T. Capital, Inc.)
                (A DEVELOPMENT STAGE COMPANY)


Part II. Other Information

     Item 1.   LEGAL PROCEEDINGS

          None

     Item 2.   CHANGES IN SECURITIES

          Share consolidation; 1 new eCom.com, Inc. for 3 E.T. Capital, Inc. Issued 5,000,000 common shares of eCom.com, Inc.

     Item 3.   DEFAULT UPON SENIOR SECURITIES

          None

     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS

          None

     Item 5.   OTHER INFORMATION

          Not applicable

     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit No. 27 - Financial Data Schedule

          (b)  Reports on Form 8-K  -  N/A










                       eCom.com, Inc.
                (Formerly E.T. Capital, Inc.)

                (A DEVELOPMENT STAGE COMPANY)

                         Exhibit 27

     Period Type                   6 Months
     Fiscal Year End                    September 30, 1999
     Period Start                  October 1, 1999
     Period End                    March 31, 2000
     Cash                     $-0-
     Securities                      -0-
     Receivables                     -0-
     Allowances                      -0-
     Inventory                  -0-
     Current Assets           $-0-
     PP&E                     $534,886
     Depreciation                  $534,886
     Total Assets                  $121,923
     Current Liabilities           $-0-
     Bonds                           -0-
     Preferred Mandatory             -0-
     Preferred                  -0-
     Common                   $  4,566,079
     Other Paid In Capital              $20,519,869
     Total Liability & Equity           $121,923
     Sales                           -0-
     Total Revenues                  -0-
     CGS                        -0-
     Total Costs                     -0-
     Other Expenses ( G&A )             $60,200
     Gain Provision                  -0-
     Interest Expense                   $31,540
     Income Pretax                   -0-
     Income Tax                      -0-
     Income Continuing               -0-
     Discontinued                    -0-
     Extraordinary                 $82,007
     Changes                    -0-
     Net Income ( Loss )           $(109,733)
     EPS Primary ( Loss )               $(.004)
     EPS Diluted ( Loss )               $(.004)