Form 10QSB
period 2000-06-30
ECOM COM INC
filed 2000-08-21
CIK 311842

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                       COMMISSION FILE NUMBER: 000-9071

                               eCom.com, Inc.
          (Exact name of registrant as specified in its charter)

        Nevada                                                      74-2026624
(State or jurisdiction of  incorporation                       I.R.S. Employer
               or organization)                            Identification No.)

  3900 Birch Street, Suite 113, Newport Beach, California                92660
     (Address of principal executive offices)                        (Zip Code)

                Registrant's telephone number:  (877) 613-3131

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing
requirements for the past 90 days.  Yes    X     No     .

As of June 30, 2000, the Registrant had 24,595,739 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes   No  X  .

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           PAGE

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEET
         AS OF JUNE 30, 2000                                                3

        CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS
        ENDED JUNE 30, 2000 AND JUNE 30, 1999                               4

        CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED JUNE 30, 2000
        AND JUNE 30, 1999                                                   5

        NOTES TO FINANCIAL STATEMENTS                                       6

ITEM 2.  PLAN OF OPERATION                                                 11

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                 13

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                         13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS                                               13

ITEM 5.  OTHER INFORMATION                                                 13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  13

SIGNATURE                                                                  14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                  eCom.com, Inc.
                            CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                      ASSETS
                                  June 30, 2000

Current Assets:
Cash                                                      $               0

Total Current Assets                                                      0

Fixed Assets
Equipment                                                           534,886
Less Accumulated Depreciation                                      (534,886)

Net Fixed Assets                                                          0

Other Assets
eSEarchB2B Web Crawler                                            1,250,000
Rights' Title, net of amortization                                        1
Product Development Expenditures                                    121,922

Total Other Assets                                                1,371,923

Total Assets                                                      1,371,923

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts Payable                                                          0

Long-Term Liabilities
Debenture Payable, Bearer                                         1,878,488

Shareholders' Equity:
Common Stock , $0.01 par value
10,000,000,000 shares authorized,
24,595,739 issued and outstanding                                 4,566,079
Paid-In-Capital (in excess of par value)                         20,519,869
Accumulated Deficit                                             (25,592,513)
Shareholders' Equity                                               (506,565)
Total Liabilities & Shareholders' Equity                        $ 1,371,923

See Accompanying Notes to Unaudited Financial Statements

                                eCom.com, Inc.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                        Three Months   Three Months   Nine Months   Nine Months
                        Ended          Ended          Ended         Ended
                        June 30        June 30        June 30       June 30
                        2000           1999           2000          1999

Revenue                 $          0   $          0   $         0   $        0

General and
Administrative
Expenses:
Auto Expenses                  3,000          3,000          9,000       9,000
Consulting Fees               58,190              0         79,190           0
Rent Expense                  12,600         12,600         37,800      37,800
Telephone Expense              9,000        257,833         27,000      27,000
Travel and Promotions         45,000         45,000        135,000     135,000

Total General and
Administrative
Expenses                     127,790         69,600        287,990     208,800

Other (Income)
Expenses
Write-off of
Accounts Payable                   0               0       (82,007)          0
Interest Expense              13,770          16,649        45,310      43,684

Total Other
(Income) Expenses             13,770          16,649       (36,697)     43,684

Net Income (Loss)          $(141,560)        $(86,249)   $(251,293)  $(252,484)

Basic and Diluted
Earnings Per Share            $(.005)          $(.001)       $(.01)     $(.004)

Weighted  Average
Shares
Outstanding                24,595,739      58,787,216    24,595,739  58,787,216

See Accompanying Notes to Unaudited Financial Statements

                              eCom.com, Inc.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                              Nine Months         Nine Months
                                              Ended               Ended
                                              June 30, 2000       June 30, 1999

Cash Flows From Operating Activities:
 Net Loss                                     $  (251,293)        $(252,484)
Adjustments to reconcile net loss to
net cash used by operating activities
Decrease in accounts payable                     (122,007)                0

Net cash used by operations                      (373,300)         (252,484)

Cash Flows From Investing
Activities:
Purchase of eSearchB2B web
crawler proprietary software                   (1,250,000)                0

Net cash used in investing                     (1,250,000)                0

Cash Flows From Financing
Activities:
Increase in debenture payable                   1,123,300           252,584
Purchase of internet timeshare interest                 0              (100)
Issuance of common stock                          500,000                 0

Net cash used in financing                      1,623,300           252,484

Net Increase (Decrease) in Cash                         0                 0

Beginning Cash Balance                                  0            50,327

Ending Cash Balance                                     0            50,327

See Accompanying Notes to Unaudited Financial Statement

                                eCom.com, Inc.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S. Securities and Exchange Commission ("SEC") requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended September 30, 1999 financial statements of eCom.com, Inc. (formerly E.T. Capital, Inc.) ("Registrant") included in the Form 10-K filed with the SEC by the Registrant.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

NOTE 2 - RELATED PARTY TRANSACTIONS

Due to related parties at June 30, 2000 consist of the following:

Advances payable to an entity controlled by an
officer and shareholder of the Registrant represent
advances, secured with floating debenture and due
on demand                                                  $1,878,488

Total due to related parties                               $1,878,488

ITEM 2.  PLAN OF OPERATION.

Twelve Month Plan of Operation.

The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

The Registrant is continuing to expand its entry into "not-for-profit" fund raising using "1-900" "pay-per-call" telephone numbers. With campaign finance reform a central issue in both the Congress and the Senate, the Registrant is negotiating agreements for the use of the Registrant's two political "1-900" fund raising numbers: 1-900-DEMOCRAT and 1-900-REPUBLICAN.

These numbers could raise hundreds of millions of dollars for both the Democratic and Republican parties. If contracts are concluded with either of the Democrats or Republicans, projections indicate the Registrant could earn over $2.00 per share from each number.

To develop cash flow from the "1-900" concept, the Registrant will continue to rely on Xanthos Management Corporation to finance the Registrant's ongoing overhead under the terms of the bearer debenture it holds until fund raising contracts have been signed (see Notes 3 and 4 to the September 30, 1999 audit as filed and as part of the fiscal 1999 Form 10-K with regard to this related party transaction). The Registrant has sufficient cash funds to maintain operations for the next twelve months.

The company's internet timeshare web sites
"timeshareonlinerealty.com" and "timeshareunitsales.com" are in the final development stage. Once the sites are completed, the Registrant will actively solicit registration of timeshare properties from around the world to list for sale through these web sites using the Registrant's new browser esearchb2b.com (see next Paragraph).

The Registrant has recently acquired proprietary software for an Internet Web Crawler, "eSearchB2B". This web search engine searches other search engines for users input. Revenues sources from this web search engine are projected to start by 2001 from this acquisition.

The Registrant continues in its efforts to finance the Paraguayan hydrocarbon concessions. During this fiscal year, the Registrant and its counsel continue to take the position that individuals, corporations and/or financial institutions that either profited from or participated in the hydrocarbon financing transaction should compensate the Registrant for the unauthorized use of its securities and for breach of the original contractual agreements. The Registrant's lawyers are investigating the Registrant's remedies as a result of these transactions and are confident that the Registrant will be successful.

There were no significant capital expenditures made by the Registrant during the quarter ended June 30, 2000. Except as previously disclosed, the Registrant is not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Registrant's liquidity increasing or decreasing in any material way.

Risk Factors Connected with Plan of Operation.

(a)  Only Limited Prior Operations.

The Registrant has only limited operations and is subject to all the risks inherent in the creation of a new business. Since the Registrant's principal activities to date have been limited to organizational activities and prospect development, it has no record of any revenue-producing operations. Consequently, there is only a limited operating history upon which to base an assumption that the Registrant will be able to achieve its business plans. In addition, the Registrant has only limited assets. As a result, there can be no assurance that the Registrant will generate significant revenues in the future; and there can be no assurance that the Registrant will operate at a profitable level. If the Registrant is unable to obtain customers and generate sufficient revenues so that it can profitably operate, the Registrant's business will not succeed.

(b)  Need for Additional Financing May Affect Operations.

Since 1992, the Registrant has financed operations primarily through private placements of common stock and through its ongoing debenture with Xanthos Management Corporation. The Registrant has significant ongoing liquidity needs to support its existing business and continued growth. The Registrant's continued operations therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. Adequate funds may not be available when needed or may not be available on favorable terms. If funding is insufficient at any time in the future, the Registrant may be unable to develop or enhance its service offering, take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on the business, operating results and financial condition. In addition, if additional shares were issued to obtain financing, current shareholders may suffer a dilutive effect on their percentage of stock ownership in the Registrant.

(c)  Substantial Competition.

The Registrant may experience substantial competition in its efforts to locate and attract customers for its products. Many competitors in its industry have greater experience, resources, and managerial capabilities than the Registrant and may be in a better position than the Registrant to obtain access to attractive products. There are a number of larger companies which will directly compete with the Registrant. Such competition could have a material adverse effect on the Registrant's profitability or viability.

(d)  Other External Factors May Affect Viability of Registrant.

The industry of the Registrant in general is a speculative venture necessarily involving some substantial risk. There is no certainty that the expenditures to be made by the Registrant will result in commercially profitable business. The marketability of its products will be affected by numerous factors beyond the control of the Registrant. These factors include market fluctuations, and the general state of the economy (including the rate of inflation, and local economic conditions). The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Registrant not receiving an adequate return on invested capital.

(e)  Success of Registrant Dependent on Management.

The Registrant's success is dependent upon the hiring and retention of key personnel. None of the officers or directors has any employment or non-competition agreement with the Registrant. Therefore, there can be no assurance that these personnel will remain employed by the Registrant. Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the Registrant's business and prospects.

In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant. Investors will only have rights associated with minority ownership interest rights to make decision which effect the Registrant. The success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the Registrant. Accordingly, no person should invest in the Shares unless he is willing to entrust all aspects of the management of the Registrant to the officers and directors.

(f) Conflicts of Interest May Affect Independence of Officers and Directors.

The officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each will continue to do so notwithstanding the fact that management time may be necessary to the business of the Registrant. As a result, certain conflicts of interest may exist between the Registrant and its officers and/or directors which may not be susceptible to resolution.

In addition, conflicts of interest may arise in the area of corporate opportunities which cannot be resolved through arm's length negotiations. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Registrant. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the Board of Directors to the Registrant, any proposed investments for its evaluation.

(g)  Limitations on Liability, and Indemnification, of
Directors and Officers May Result in Expenditures by the
Registrant.

The Registrant's Articles of Incorporation include provisions to eliminate, to the fullest extent permitted by the Nevada Revised Statutes as in effect from time to time, the personal liability of directors of the Registrant for monetary damages arising from a breach of their fiduciary duties as directors. The By-Laws of the Registrant include provisions to the effect that the Registrant may, to the maximum extent permitted from time to time under applicable law, indemnify any director, officer, or employee to the extent that such indemnification and advancement of expense is permitted under such law, as it may from time to time be in effect. Any limitation on the liability of any director, or indemnification of directors, officer, or employees, could result in substantial expenditures being made by the Registrant in covering any liability of such persons or in indemnifying them.

(h)  Absence of Cash Dividends.

The Board of Directors does not anticipate paying cash dividends on the common stock for the foreseeable future and intends to retain any future earnings to finance the growth of the Registrant's business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements and the general operating and financial conditions of the Registrant as well as legal limitations on the payment of dividends out of paid-in capital.

(i)  No Cumulative Voting.

Holders of the shares of common stock of the Registrant are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Registrant, and the minority shareholders will not be able to elect a representative to the Registrant's board of directors.

(j) No Assurance of Continued Public Trading Market; Risk of Low Priced Securities.

There is only a limited public market for the common
stock of the Registrant. The common stock of the Registrant is currently quoted on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 ("Reform Act") requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the
risks associated therewith.   The regulations governing low-
priced or penny stocks sometimes limit the ability of broker-dealers to sell the Registrant's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

(k  Effects of Failure to Maintain Market Makers.

If the Registrant is unable to maintain a National
Association of Securities Dealers, Inc. member broker/dealers as market makers, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market. There can be no assurance the Registrant will be able to maintain such market makers.

(l)  Uncertainty Due to Year 2000 Issue.

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 date is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant system failure which could affect the Registrant's ability to conduct normal business operations. This creates potential risk for all companies, even if their own computer systems are Year 2000 compliant. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Registrant, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

The Registrant currently believes that its systems are Year 2000 compliant in all material respects. Although management is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, the Registrant may experience serious unanticipated negative consequences (such as significant downtime for one or more of its web site properties) or material costs caused by undetected errors or defects in the technology used in its internal systems. Furthermore, the purchasing patterns of advertisers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. The Registrant does not currently have any information about the Year 2000 status of its advertising customers. However, these expenditures may result in reduced funds available for web advertising or sponsorship of web services, which could have a material adverse effect on its business, results of operations, and financial condition. The Registrant's Year 2000 plans are based on management's best estimates.

Forward Looking Statements.

The foregoing Plan of Operation contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K. A report on Form 8-K was filed during the third quarter of the fiscal year covered by this Form 10-QSB as follows:

A Form 8-K was filed on June 12, 2000 to reflect, effective on June 1, 2000, that the Registrant has moved its principal executive offices to 3900 Birch Street, Suite 113, Newport Beach,
California 92660. The telephone number for the Registrant will remain (877) 613-3131.

(b) Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index.

                                SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     eCom.com, Inc.


Dated: August 18, 2000              By: /s/ Sidney B. Fowlds
                                   Sidney B. Fowlds, President

                              EXHIBIT INDEX

Exhibit.       Description
No.

2 Agreement and Plan of Merger between eCom.com, Inc., a Colorado corporation, and eCom.com, Inc., a Nevada corporation
     (incorporated by reference to Exhibit 2 to the Form 8-K filed on August 21, 2000).

3.1   Articles of Incorporation (see below).

3.2   Bylaws (see below).

4.1   Employee Stock Incentive Plan, dated June 1, 2000
     (incorporated by reference to Exhibit 4.1 of the Form S-8 filed on June 2, 2000).

4.2   Retainer Stock Plan for Non-Employee Directors and
      Consultants, dated June 1, 2000 (incorporated by reference to
      Exhibit 4.2 of the Form S-8 filed on June 2, 2000).

10    Acquisition Agreement between the Registrant and Rukos
      Security Advice AG, dated June 5, 2000 (incorporated by reference to Exhibit 10 of the Form 8-K filed on August 21, 2000).

27    Financial Data Schedule (see below).