Form 10KSB
period 2000-09-30
ECOM COM INC
filed 2001-01-17
CIK 311842

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
SEPTEMBER 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing
requirements for the past 90 days.  Yes    X     No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The Registrant's revenues for the fiscal year ended
September 30, 2000 were zero. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 1, 2000: $1,892,488. As of December 1, 2000, the
Registrant had 39,603,990 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes   No X.

                             TABLE OF CONTENTS

PART I.
                                                                   PAGE

ITEM 1.  DESCRIPTION OF BUSINESS                                      3

ITEM 2.  DESCRIPTION OF PROPERTY                                      7

ITEM 3.  LEGAL PROCEEDINGS                                            7

ITEM 4.  SUBMISSION TO MATTERS TO A VOTE OF SECURITY HOLDERS          7

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS                              7

ITEM 6.  PLAN OF OPERATION                                            9

ITEM 7.  FINANCIAL STATEMENTS                                        14

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                      15

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION
         16(A) OF THE EXCHANGE ACT                                   15

ITEM 10.  EXECUTIVE COMPENSATION                                     16

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                                      17

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             18

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                           18

SIGNATURES                                                           20

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development.

The Registrant was originally incorporated as Caribou
Energy, Inc. in Colorado on October 3, 1978.  As of October 1,
1994, the Registrant changed its name to E.T. Capital, Inc. As of October 15, 1999, the Registrant changed its name from E.T.
Capital, Inc. to eCom.com, Inc.

On June 10, 2000, the Registrant caused the jurisdiction of the Registrant to be moved from the State of Colorado to the State of Nevada and the Articles of Incorporation of eCom.com, Inc. are now governed by the Laws of the State of Nevada. The total number of shares of all classes of stock which the Corporation shall have the Authority to issue is 200,000,000 par value of, consisting of 190,000,000 shares of common stock par value $0.001 and 10,000,000 shares of Preferred stock par value $0.001.

Business of the Registrant.

The Registrant's initial corporate purpose was to engage in the oil and gas business. Initial oil and gas industry activities of the Registrant, commencing in 1978, consisted primarily of the acquisition of undeveloped acreage in the Denver-Julesburg Basin in Colorado and Nebraska, drilling 16 wells through two joint ventures and one limited partnership organized by the Registrant, and participation in 14 wells drilled in joint ventures organized by other industry operators. Three additional wells were drilled during fiscal year 1983. No further wells were drilled; no additional limited partnerships or joint ventures were entered into by the Registrant in 1984 or thereafter.

The Registrant began to look seriously for an acquisition with additional resources. It acquired North American Equity in 1984 which brought approximately US$6.650,000 in oil and gas properties into the Registrant. The oil and gas industry continued its decline and after several years and the new properties became uneconomic. The Registrant continued to search for other acquisitions. In 1988, the Registrant abandoned all of its oil and gas properties and all accounts associated with oil and gas have been written off.

By an agreement dated June 10, 1992, the Registrant secured all the rights, title and interest to the E.T. "TeleManagement" VoiceMail System and 1-800 and 1-900 "pay-per-call" telephone numbers and information center from a Nevada corporation, E.T. Network, Inc., for $6,650,000.00. This purchase was financed by the sale of 20,000,000 Regulation "S" restricted shares of the Registrant. E.T. Network, Inc. was a Nevada corporation which owned the world-wide rights to the E.T. "TeleManagement" VoiceMail System and the 1-800 and 1-900 "pay-per-call" telephone numbers and information center. Its wholly-owned subsidiary was Encryption Technology Canada, Inc. (E.T.). This subsidiary owned the rights for the VoiceMail system in Canada. The assets of E.T. Network, Inc. (the Nevada Corporation) and Encryption Technology Canada, Inc. were then transferred to the Colorado Corporation. Encryption Technology Canada, Inc. has been de-registered and is no longer in existence.

The Registrant is now concentrating its activities in two areas; 1. acts to raise money for charitable organizations using the proprietary 1 900 "pay-per-call" telephone numbers 1 900 "DEMOCRAT", 1 900" REPUBLICAN", 1 900 "STOP ABUSE", 1 900 "HIV AIDS", 1 900 HIV KIDS, 1 900 "GET MADD" and others; 2. Financing a US$350 million hydrocarbon exploration prospect in excess of 14 million acres in the country of Paraguay, South America.

No revenues have been generated as a result of or in direct
consequence of the new business of the Registrant.   The
Registrant signed charitable fund raising agreements with Broadway Cares, Inc. (the "Broadway Cares Agreement"), a group formed by the New York theater community to fight A.I.D.S., and additional charitable fund raising agreements were signed between the Registrant and the Action For Peace Foundation (dedicated to helping the women and children of Bosnia in association with United Nations' agencies) (the "Peace Agreement") and with the National Coalition Against Domestic Violence (the "NCADV Agreement"), respectively (see the Registrant's 1994 10-K filing for complete details and copies of the Peace Agreement, which was set forth as Exhibit A thereto, and the NCADV Agreement, which was set forth as Exhibit B thereto). Both of these contracts were serviced by the E.T. Foundation, Inc. a Washington, D.C., not-for-profit organization. The Registrant has also made proposals to represent a number of other charitable organizations in their fund raising activities as well. Agreements with political and charitable organizations are anticipated during the next fiscal year.

It would be necessary for the Registrant to raise a substantial amount of money to obtain financial benefits from the various agreements. Extensive television advertising campaigns would cost millions of dollars, and it would be the Registrant's obligation to come up with the funds necessary to get such campaigns going. To assist the Registrant in making additional marketing connections for its "1-900" charitable fund raising program, the Registrant opened offices in Germany during October 1993 and in Switzerland during February 1994. Although fund raising efforts did not bear fruit immediately, the Registrant continues its efforts to raise money to conduct its fund raising activities.

Even though the auditors chose to write off the Registrant's telecommunications assets over a four year period, the Registrant considers its telephone technology still has substantial value. Although it is anticipated that European telephony and telecommunication standards should reach North American standards within the next two years, the Registrant cannot fully utilize its systems or services in Europe until those standards have been met. In order to conserve its financial resources, the Registrant has decided to scale down its European operations until promotion of its technology is warranted by advances in the European telecommunications standards.

In early 1996, the Registrant's original core business of oil and gas exploration and development appeared to be rebounding in the United States and throughout the Western Hemisphere. Directors and officers of the Registrant were approached by various people in the oil and gas business and encouraged to take part in new oil exploration ventures. The Registrant viewed these overtures seriously.

In April, 1996, the Registrant acquired a majority control of Spectrum Oil Corporation ("Spectrum") and agreed to provide $18 million in financing for Spectrum's hydrocarbon concessions in the Republic of Paraguay, which totaled approximately 15 million acres, subject to the terms of an agreement between Spectrum and the Registrant. Geologic and seismic data indicated that there could be tens of millions of barrels of oil in the leased area. The Registrant's Agreement to acquire Spectrum and finance its concessions was subject to verification of the agreements by which Spectrum acquired development rights to the concessions. The Registrant negotiated a private placement of 8 million share purchase warrants at a price of $2.00 per share for a period of two years. The financing would have guaranteed the funds necessary to complete the acquisition of Spectrum and to fulfill the financial commitments of Spectrum to the oil and gas concessions in Paraguay. However, by July, 1996, Spectrum was in default of its agreements with the owners of the Paraguayan concessions and the Registrant terminated all agreements between Spectrum and the Registrant. Thereafter, the Registrant agreed to tender back to Spectrum the majority control shares of Spectrum which it had given to the Registrant in connection with its agreements with the Registrant in exchange for the 8 million shares of the Registrant's common stock which had been given to Spectrum pursuant to the said agreements. The Registrant thereafter negotiated an option agreement directly with the owners of the Paraguayan hydrocarbon concessions. The terms of this Agreement required the Registrant to complete a ten-year exploration and development program at a cost of approximately $300 million.

The Registrant negotiated a $350 million financing agreement with Petek A.G., a Swiss investment firm, which required the Registrant to issue 1.5 billion shares of its common stock for payment against delivery. In November 1996, the shares were electronically delivered to Barclay's Bank in London, United Kingdom, and Hong Kong Shanghai Bank in Hong Kong against payment of US$350 million. In February, 1997, the shares were returned by Barclays Bank and Hong Kong Shanghai Bank to the Registrant and Barclay's withdrew from the financing.

The Registrant and its counsel have taken the position that the individuals, companies and financial institutions which either profited from the referenced transaction or which participated in the transaction should compensate the Registrant for the use of its securities and for breach of the original contractual arrangements to the Registrant's detriment. The Registrant's lawyers are investigating the Registrant's remedies as a result of these transactions and are confident that the Registrant will be successful.

The Registrant is continuing its efforts to finance the Paraguayan hydrocarbon concessions. In late 1997 and early 1998 the Asian economic crisis adversely affected the world price of oil, however, activity in the oil and gas industry has historically been cyclical and the Registrant considers that this crisis has already been discounted and should not adversely affect ongoing negotiations. Although it is anticipated that European telephony and telecommunication standards should reach North American standards within the next two years, the Registrant cannot fully utilize its systems or services in Europe until those standards have been met. In order to conserve its financial resources, the Registrant has decided to scale down its European operations until promotion of its technology is warranted by advances in the European telecommunications standards.

Financial Information About Industry Segments.

Since inception, Registrant revenues, operating profit or loss and identifiable assets have all been attributable to the telecommunications industry and the hydrocarbon industry. The Registrant no longer has any purpose to file financial information regarding the amounts of revenue from sales to unaffiliated customers, operating profit or loss and identifiable assets attributable to this segment inasmuch as the Registrant no longer has revenue generated from its telecommunications assets or from active oil and gas assets. The Registrant has no revenue, and no other relevant financial information, associated with the telecommunications industry or with the charitable fund raising industry to date.

Financial Information About Foreign and Domestic Operations and
Export Sales.

The Registrant opened offices in Germany and Switzerland to assist in financing the various projects of the Registrant. It entered into an Option Agreement with respect to hydrocarbon concessions in the Republic of Paraguay, but there are no foreign operations or export sales at this time. This is changing rapidly and it is anticipated that the Registrant will have expanded its operations in Europe and South America by fiscal 2001.

Competition.

The Registrant's activities in the oil exploration industry as well as in the telecommunications and fund raising industries involve two extremely competitive industries. The oil industry in America, after a decade-long decline, with a price collapse in the mid-eighties with a corresponding decline in demand, made a significant comeback in the mid 1990's before declining again in late 1997 and rebounding in the late 1990's. The fund raising industry and the telecommunications industry are among the most rapidly growing industries in the world. In both industries, the Registrant is one of thousands of firms which make money, or propose to make money, from its operations. In the oil industry, the Registrant faces competition from hundreds of individual company's and a number of giant corporations like Exxon, Shell, and others. In the telecommunications industry, competition comes from giant corporations like AT&T and from thousands of small companies, offering an ever-increasing array of telecommunications products and services; and in the charitable fund raising industry, there are a number of organizations which raise money, and a myriad of charitable organizations formed for a myriad of purposes. Competition is both general and specific: there are a number of approaches to making money in the oil exploration industry, and there are many other ways to raise money for charities besides advertising 1-900 telephone numbers.

General Discussion.

The Registrant has no other patents, trademarks, licenses, franchises or concessions. Telecommunications services and charitable fund raising are not seasonal activities. Due to the nature of the Registrant's business, there are no significant working capital items carried on its books (i.e., accounts receivable, inventory, etc.), although a significant amount of equipment is carried on its books. Due to the nature of the Registrant's business, there is no backlog of orders. There is no portion of the Registrant's business which may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of government.

Employment.

The Registrant has no full-time employees. The policy of the Registrant has been to utilize consultants and other professionals on and ad hoc, when needed, basis until the size of the Registrant warrants the employment of paid employees. The Registrant anticipates the need for paid employees during fiscal 2001. The Registrant considers its employee relations to be satisfactory under the circumstances.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Registrant is provided office space by Xanthos
Management Corporation as part of the management services rendered by this company to the Registrant.

ITEM 3.  LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

Market Information.

The Registrant's shares of common stock are traded on the Over the Counter Bulletin Board (under the symbol "ECMM"; prior to October 28, 1999 the symbol was "ETCP") and the range of closing bid prices shown below is as reported by that exchange. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on September 30, 2000

                                       High      Low

Quarter Ended October 31, 1999 *        0.43     0.25
Quarter Ended December 31, 1999 **      2.81     0.25
Quarter Ended March 31, 2000            0.81     0.37
Quarter Ended June 30, 2000             0.44     0.10

* The shares only trading on one day during the month of October 1999. ** The fiscal year of the Registrant was changed to June 30, effective on November 22, 1999.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on September 30, 1999

                                       High      Low

Quarter Ended October 31, 1998         0.13      0.12
Quarter Ended January 31, 1999         0.13      0.10
Quarter Ended April 30, 1999           0.12      0.10
Quarter Ended July 31, 1999            0.50      0.10

Holders of Common Equity.

As of December 1, 2000, there were 8,244 shareholders of record of the Registrant's common stock.

Dividend Information.

The Registrant has not declared or paid a cash dividend to stockholders since it was incorporated. The Board of Directors presently intends to retain any earnings to finance Registrant operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Registrant's earnings, capital requirements and other factors.

Sales of Unregistered Securities.

The Registrant made the following sales of unregistered securities during the fiscal year ended on September 30, 2000:

On July 3, 2000, the Registrant sold 15,000,000 shares of its common stock to Rukos Security Advice AG of Frankfurt.
Germany. The total consideration received for this transaction was $1,500,000, or $0.10 per share. Attached to each share, was a warrant to purchase one share of common stock of the Registrant, exercisable at $0.15 per shares for a period of three years from July 3, 2000.

On November 17, 1999, the Registrant sold 5,000,000 shares of its common stock to Rukos Security Advice AG of Frankfurt. Germany. The total consideration received for this transaction was $500,000, or $0.10 per share. Attached to each share, was a warrant to purchase one share of common stock of the Registrant, exercisable at $0.15 per shares for a period of two years from November 17, 1999.

These transactions were accomplished pursuant to Regulation
S promulgated under Securities Act of 1933. No discounts or commission were paid in connection with these sales. The class of persons to whom these sale was made is an accredited investor.

ITEM 6.  PLAN OF OPERATION.

The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Twelve-Month Plan of Operation.

The Registrant will continue to pursue contracts with both the Democratic and Republican parties for the purpose of fund raising using the Registrant's "pay-per-call" 1 900 telephone numbers. The Company will integrate its "esearchb2b.com" web Meta Crawler with the 1 900 telephone numbers to facilitate the dissemination of the 1 900 numbers to millions of internet users.

The Registrant owns several high profile Avanity@ 1 900 telephone numbers. A "vanity" telephone number is one which can be associated with a word made from the telephone keys on the touch tone keypad. The Company has combined proprietary 1 900 "pay-per-call" telephone numbers with voice processing, telecommunication and internet technology to raise money for political parties and charitable foundations and organizations. The Registrant has proposed to pay 65% of gross revenues collected by the telephone companies to the political parties and charitable foundations and organizations under contract.

The Registant owns and is currently negotiating contracts for two high profile "pay-per-call" 1 900 telephone numbers: 1 900 "DEMOCRAT" and 1 900 "REPUBLICAN". These contracts could result in each of these parties raising $100's of millions per year in election years. Each of these political parties have over 73 million registered members. Of these, less than 5% make any substantial financial contributions to the political process. Why? Because the high cost of raising money, about $27 to solicit money for any fund raising project, made it necessary to seek political contributions of $50 to $100 from individuals.
The amounts pledged would then have to be collected either in person, by credit card or by mailing a cheque. Eventually, only 18% to 22% of amounts pledged are received by the party. To ask for $50 to $100 precluded about 92% of the population from making political contributions and, therefore, participating in the political process.

Until now, about 95% of the registered members of both parties have not been able to contribute to election campaigns because there has not been an economic way to collect small contributions from many individuals. Lobbyists have thrived on this and the political partisan system has developed to where it is today. Lobbyists contribute to election campaigns for only one reason; to have favourable legislation passed.

The Registrant can help in soliciting tens of millions of individuals that have never before been solicited for funds, ask for only $10 to $20 and guarantee that payment of 65% (not 18% to 22%) of the gross revenues will be received by the political parties and charitable organizations. What does this mean to to the various foundations and political parties that are going to benefit from this program. If only 5% of the 73 million registered Democrats and Republicans called the 1 900 "pay-per-call" fund raising telephone number to contribute just $10, in excess of US$14 million per month would be raised or approximately US$1.4 million / month to the Registrant.

By financing election campaigns through the use of telecommunications (1 900 "DEMOCRAT"/"1 900 REPUBLICAN"), candidates will be able to reach millions of people who have never been asked to contribute to the electoral process. Candidates will no longer have to spend a major portion of their time away from discussing the issues in their attempts to raise money . The use of 1 900 "DEMOCRAT" and 1 900 "REPUBLICAN" for fund raising would level the playing field for candidates and keep good candidates, that may otherwise be unable to maintain a presence, in the political arena.

Capital Expenditures.

There were no material capital expenditures during the fiscal year ended June 30, 2000.

Risk Factors Connected with Plan of Operation.

(a)  Limited Prior Operations.

The Registrant has only had limited prior operations and has embarked on a new business direction within the past few years, which has not generated any revenur for the Registrant. The company has incurred losses from operations: $424,431 for the fiscal year ended September 30, 2000 and $403,642 for the fiscal year ended September 30, 1999. At September 30, 2000, the Registrant had an accumulated deficit of $25,765,651. Thus, the Registrant is subject to all the risks inherent in the creation of a new business. The likelihood of the success of the Registrant must be considered in the light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the expansion of a business and the competitive environment in which the Registrant operates. Unanticipated delays, expenses and other problems such as setbacks in product development, and market acceptance are frequently encountered in connection with the expansion of a business.

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

As a result of the fixed nature of many of the Registrant's expenses, the Registrant may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the development and marketing of the Registrant's products or any capital raising or revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on the Registrant's business, operations and financial condition.

(b)  Significant Working Capital Requirements.

The working capital requirements associated with the plan of business of the Registrant will continue to be significant. The Registrant anticipates, based on currently proposed assumptions relating to its operations (including with respect to costs and expenditures and projected cash flow from operations), that it can generate sufficient financing through a floating debenture with Xanthos Management Corporation to continue its operations for an indefinite period at the current level without requiring additional financing. The Registrant does not aniticpate, ats the present time, needing to raise any additional capital in the next twelve months to implement its sales and marketing strategy and grow. In the event that the Registrant's plans change or its assumptions change (due to unanticipated expenses, technical difficulties, or otherwise), the Registrant would be required to seek additional financing sooner than currently anticipated or may be required to significantly curtail or cease its operations.

(c)  Success of Registrant Dependent on Management.

The Registrant's success is dependent upon the hiring of key administrative personnel. None of the Registrant's officers, directors, and key employees have an employment agreement with the Registrant; therefore, there can be no assurance that these personnel will remain employed by the Registrant after the termination of such agreements. Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the Registrant's business and prospects. In addition, management has no experience is managing companies in the same business as the Registrant.

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

(d)  Control of the Registrant by Officers and Directors.

The Registrant's officers and directors beneficially own approximately 4% of the outstanding shares of the Registrant's common stock. As a result, such persons, acting together, have the ability to influence over all matters requiring stockholder approval (especially since the remainder of the 39,603,990 issued and outstanding shares are owned by over 9,000 shareholders). Accordingly, it could be difficult for an individual investor to effectuate control over the affairs of the Registrant. Therefore, it should be assumed that the officers, directors, and principal common shareholders who control the majority of voting rights will be able, by virtue of their stock holdings, to control the affairs and policies of the Registrant.

(f)  Indemnification of Directors and Officers.

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

(h)  Potential Conflicts of Interest Involving Management.

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

(i)  Influence of Other External Factors on Prospects for Registrant.

The industry of the Registrant in general is a speculative venture necessarily involving some substantial risk. There is no certainty that the expenditures to be made by the Registrant will result in a commercially profitable business. The marketability of its products will be affected by numerous factors beyond the control of the Registrant. These factors include market fluctuations, and the general state of the economy (including the rate of inflation, and local economic conditions), which can affect companies' spending. Factors which leave less money in the hands of potential customers of the Registrant will likely have an adverse effect on the Registrant. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Registrant not receiving an adequate return on invested capital.

(j)  Non-Cumulative Voting

Holders of the shares are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Registrant, and the minority shareholders will not be able to elect a representative to the Registrant's board of directors.

(k)  Absence of Cash Dividends

The board of directors does not anticipate paying cash dividends on the shares for the foreseeable future and intends to retain any future earnings to finance the growth of the Registrant's business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements, and the general operating and financial condition of the Registrant, and will be subject to legal limitations on the payment of dividends out of paid-in capital.

(l)  Limited Public Market for Registrant's Securities.

There has been only a limited public market for the shares of common stock of the Registrant. There can be no assurance that an active trading market will develop or that purchasers of the shares will be able to resell their securities at prices equal to or greater than the respective initial public offering prices. The market price of the shares may be affected significantly by factors such as announcements by the Registrant or its competitors, variations in the Registrant's results of operations, and market conditions in the retail, electronic commerce, and internet industries in general. The market price may also be affected by movements in prices of stock in general. As a result of these factors, investors in the Registrant may not be able to liquidate an investment in the shares readily, or at all.

(m)  No Assurance of Continued Public Trading Market; Risk of Low
Priced Securities.

There has been only a limited public market for the
common stock of the Registrant. The common stock of the Registrant is currently quoted on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the
risks associated therewith.   The regulations governing low-
priced or penny stocks sometimes limit the ability of broker-dealers to sell the Registrant's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

(n)  Effects of Failure to Maintain Market Makers.

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

(o)  Shares Eligible For Future Sale.

All of the 1,754,233 shares of common stock which are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Registrant (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that certain current public information is then available. If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

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

ITEM 7.  FINANCIAL STATEMENTS.

Financial statements as of and for the year ended September
30, 2000, and for the year ended September 30, 1999 are presented in a separate section of this report following Item 13.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names, ages, and respective positions of the directors and executive officers of the Registrant are set forth below.
The directors named below will serve until the next annual meeting of the Registrant's stockholders or until their successors are duly elected and have qualified. Directors are elected for a term unitl the next annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs. There are no other promoters or control persons of the Registrant. There are legal proceedings involving the directors of the Registrant.

Directors and Executive Officers.

(a)  Sidney B. Fowlds, President/Chairman of the Board.

Mr. Fowlds, age 60, attended the University of British Columbia between 1958 and 1963 majoring in economics and political science. In 1967, Mr. Fowlds joined Doherty Roadhouse & McQuaig Brothers, one of the largest Investment Dealers in Canada. While with Doherty Roadhouse, Mr. Fowlds worked in all departments of the securities industry, including on the floor of the Toronto Stock Exchange.

In 1969 Mr. Fowlds was appointed vice-president of a mining company in British Columbia. A year later he became the largest shareholder and Chairman of the Board. Mr. Fowlds restructured the Registrant and formed Jordan River Mines Ltd. This company employed approximately two hundred men with an annual payroll in excess of $8 million. In 1974 the world price of copper fell below US$0.40 per pound and the mine became uneconomic to continue operations.

In the 1980s, Mr. Fowlds diversified into the oil and gas industry and was Chairman of the Board of several public and private oil and gas companies. Mr. Fowlds was a financial consultant to these companies and during this period raised millions of dollars for exploration and development of land parcels in Louisiana, Texas, California and two multi-million acre Government Concessions in Papua New Guinea.

In 1989, Mr. Fowlds changed the direction of the Registrant to telecommunications, voice technology and the PC computer industry. The Registrant developed the E.T. "TeleManagement" 1 900 and 1 800 and VoiceMail systems, raising more than $5 million for research, development and marketing. Mr. Fowlds also controls North American Oil and Gas, . Mr. Fowlds has been a director of the Registrant since October 1986.

(b)  John Johnston, Vice President/Director.

Mr. Johnson, age 72, retired as a real estate developer in 1995. Mr. Johnson formerly designed 18 hole golf course and real estate developments. Mr. Johnston is a former winner of the Canadian Amateur Golf Championship and is a member of the British Columbia Hall of Fame. He has been a director of the Registrant since October 1986.

(c)  Robert M. Miller, Director.

Mr. Miller, age 58, retired as a financial consultant in 1995. Formerly he was a stock broker and financial and real estate consultant in London, England; Brisbane, Australia and Vancouver, B.C., Canada. Mr. Miller has been a director of the Registrant since October 1992.

(d)  Anthony V. Feimann, Secretary-Treasurer.

Mr. Feimann, age 60, retired in 1993 as a financial consultant. He graduated with a Bachelor of Arts degree in Econometrics from the University of British Columbia in 1963. This included one year of post-graduate work. Mr. Feimann worked for a national firm of Chartered Accountants for five years and was in public practice in accounting for an additional two years. He was co-founder of Econometrica, Inc., an economic consulting company specializing in econometrics based in Santa Barbara, California. Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of any class of the Registrant's equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and beneficial owners of more than 10% of any class of the Registrant's equity securities are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

Based solely on a review of the with respect to the fiscal year ended September 30, 2000 and subsequently, the Registrant is aware that Form 5's for each of the directors and executive officers were not filed by the due date of November 14, 2000; they are now in the process of being prepared for filing. The Registrant is unaware that any other required reports were not timely filed.

ITEM 10.  EXECUTIVE COMPENSATION.

(a) The current officers and directors have not received any compensation to date in such capacities. They will not be remunerated until the Registrant turns profitable.

(b) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there is no existing plan provided for or contributed to by the Registrant.

(c)  The Registrant has adopted a non-qualified Stock Incentive
Plan for its employees and consultants, but no options or shares have yet been issued under this plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of December 1, 2000 (39,603,990 issued and outstanding) (the Registrant also currently has the following warrants which are presently exercisable: (a) 5,000,000 warrants issued on November 17, 1999, exercisable at $0.15 per share until November 17, 2001; and (b) 15,000,000 warrants issued on July 3, 2000, exercisable at $0.15 per share until July 3, 2003) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of      Name and Address of               Amount and      Percent
Class         Beneficial Owner                  Nature of       of
                                                Beneficial      Class
                                                Ownership(1)

Common        Sidney B. Fowlds                  1,754,233(2)     7.13%
Stock         3900 Birch Street, Suite 113
              Newport Beach, Ca  92660

Common        John Johnston                             0        0.00%
Stock         3900 Birch Street, Suite 113
              Newport Beach, Ca  92660

Common        Robert M. Miller                          0        0.00%
Stock         3900 Birch Street, Suite 113
              Newport Beach, Ca  92660

Common        Anthony V. Feimann                        0        0.00%
Stock         3900 Birch Street, Suite 113
              Newport Beach, Ca  92660

Common        Stock Shares of all directors and    1,754,233     4.43%
Stock         executive officers as a group (4
              persons)

(1) None of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

(2)  These shares are actually held in the name of North American
Oil and Gas, a company controlled by Mr. Fowlds.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as set forth below, since the beginning of the Registrant's last fiscal year, there have not been any transaction that have occurred between the Registrant and its officers, directors, and five percent or greater shareholders.

As the Registrant has been unable to meet its financial obligations as they became due, one of the shareholders of the Company, Xanthos Management Corporation (formerly known as Texas Petroleum Corporation), offered to pay the obligations on behalf of the Company and agreed to make payments as required, such payments secured by and subject to the terms of a debenture duly filed and registered with the Secretary of State for the State of Colorado. This firm is controlled by the adult daughter of Mr. Fowlds.

This debenture, dated October 31, 1992, is secured by the Registrant's assets of the "TeleManagement" System, 1-900 propriety numbers, 1-800 services and the eSearchb2b Web Crawler. The total aggregate principal amount of the debenture is $5,000,000.00 that may be outstanding at any time and interest shall be payable at ten (10) percent per annum. At the Registrant's last annual meeting, the shareholders of the Registrant authorized management fees of $38,000 per month for office, telephone, automobile and travel, and promotion be paid to Xanthos Management Corporation.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference herein are set forth under the Exhibit Index.

Reports on Form 8-K.

The following report on Form 8-K was filed in the fourth quarter of the fiscal year ended on September 30, 2000:

A Form 8-K filed on August 18, 2000 which reported the following:

(a) The acquisition of s significant amount of assets by an Acquisition Agreement under which the Registrant acquired all of the proprietary software and software rights to the Web Meta Crawler Search Engine "esearchb2b.com" from Rukos Security Advice A.G., a German corporation, for the sum of $1,250,000 for such acquisition.

(b) By an Agreement and Plan of Merger, dated June 5, 2000 between eCom.com, Inc., a Colorado corporation, and eCom.com, Inc., a Nevada corporation, the domicile of the Registrant was changed to the State of Nevada.

Index to Financial Statements and Schedules                     Page

Report of Independent Accountants                                 21

Balance Sheet as of September 30, 2000                            22

Statements of Operations for the year ended
September 30, 2000 and the year ended September 30, 1999          23

Statements of Stockholders' Equity for the year ended
September 30, 2000 and the year ended September 30, 1999          24

Statements of Cash Flows for the year ended
September 30, 2000 and the year ended September, 1999             25

Notes to Financial Statements                                     26

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       eCom.com, Inc.


Dated: January 15, 2001                By: /s/ Sidney B. Fowlds
                                       Sidney B. Fowlds, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                   Title                        Date

/s/  Sidney B. Fowlds    President/Chairman of the      January 15, 2001
Sidney B. Fowlds         Board

/s/  John Johnston       Vice President/Director        January 15, 2001
John Johnston

/s/  Robert M. Miller    Director                       January 15, 2001
Robert M. Miller

/s/  Anthony V. Feimann  Secretary/Treasurer            January 15, 2001
Anthony V. Feimann      (principal financial and
                         accounting officer)

                    REPORT OF INDEPENDENT AUDITOR

Board of Directors
eCom.com, Inc.
(Formerly E.T. Capital, Inc.)


I have audited the accompanying Balance Sheets of eCom.com, Inc. (formerly E.T. Capital, Inc.) as of September 30, 2000, and the Statements of Operations, Stockholders' Equity and Cash Flows for the years ended September 30, 2000 and 1999. The financial statements are the responsibility of the Company's management.
My responsibility is to express an opinion on these financial statements based on my audit.

My examination was made in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financil statements referred to above present fairly, in all material respects, the financial position of eCom.com, Inc. (formerly E.T. Capital, Inc.) as of September 30, 2000, and the results of its operations and changes in cash flow for the years ended September 30, 2000, and 1999, in conformity with generally accepted accounting principles applied on a consistent basis.

/s/  Janet Loss, C.P.A., P.C.
Janet Loss, C.P.A., P.C.
Denver, Colorado
November 29, 2000


                            eCom.com, Inc.
                            BALANCE SHEET
                         SEPTEMBER 30, 2000

                                ASSETS

Current Assets:
Cash                                                         $   250,499
Total Current Assets                                              50,499

Fixed Assets
Equipment (Note 2)                                               534,886
Less Accumulated Depreciation                                   (534,886)
Net Fixed Assets                                                       0

Other Assets
eSEarchB2B Web Crawler (Note 9)                                1,250,000
Rights' Title, net of amortization (Note 2)                            1
Product Development Expenditures (Note 2)                         60,962

Total Other Assets                                             1,310,963

Total Assets                                                   1,561,462

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts Payable                                                   1,800

Long-Term Liabilities
Debenture Payable, Xanthos Management Corporation                739,365

Shareholders' Equity:
Preferred Stock, par value $0.001,
10,000,000 shares authorized, none outstanding
Common Stock , $0.01 par value
10,000,000,000 shares authorized,
24,595,739 issued and outstanding                              4,716,079

Paid-In-Capital (in excess of par value)                      21,869,869
Accumulated Deficit                                          (25,765,651)
Shareholders' Equity                                             820,297
Total Liabilities & Shareholders' Equity                     $ 1,561,462

The accompanying notes are an integral part of the financial statements

                             eCom.com, Inc.
                       STATEMENTS OF OPERATIONS

                                      For the Year         For the Year
                                          Ended                Ended
                                      September 30         September 30
                                           2000                 1999

Revenues                              $          0         $         0

General And Administrative Expenses:
Accounting                                   1,800               1,800
Amortization                                60,960              60,960
Auto Expenses, gas and repairs              12,000              12,000
Consulting Fees                            103,090                   0
Rent Expense                                50,400              50,400
Telephone Expense                           36,000              36,000
Travel and Promotions                      180,000             180,000

Total General And
Administrative Expenses                    444,250             341,160

Net (Loss) Before
Other Income (Expenses)                   (444,250)           (341,160)

Other Income And (Expenses):
Forgiveness of Debt                         82,007                   0
Interest Expense                           (62,188)             62,482

Total Other Income And (Expenses)           19,819             (62,482)

Net (Loss)                                (424,431)           (403,642)

Net (Loss) Per Share                       $(.0182)            $(.0069)

Weighted Average Number
Of Shares Outstanding                   23,347,239          58,787,216

The accompanying notes are an integral part of the financial statements.

                             eCom.com, Inc.
                 STATEMENT OF STOCKHOLDERS' EQUITY

                   Class A    Common    Additional   Deficit   Total
                   $.01       Stock     Paid-In                Stockholders
                   Shares     Par Value Capital                Equity
                              Amount                           (Deficit)
Balance
September
30, 1998           58,787,216 4,516,079 20,069,869 (24,937,578)   (351,630)

Net (Loss)
for the year
ended
September
30, 1999                    0        0           0    (403,642)   (403,642)

Balance,
September
30,1999           58,787,216 4,516,069 20,069,869 (25,341,220)   (755,272)

1 for 3
reverse
stock split      (39,191,477         0          0           0           0

Private
Placement of
common
shares @
$0.10, with
warrants
(Note 10)         5,000,000     50,000   450,000            0     500,000

Private
placement of
common
shares @
$0.10, with
warrants
(Note 10)       15,000,000    150,000 1,350,000             0   1,500,000

Net
(Loss)for
the Year
Ended Sept.
30,2000                  0          0         0      (424,431)   (424,431)

Balance
Sept.30, 2000  $39,595,739 $4,716,079 $21,869,869 $(25,765,651) $ 820,297

The accompanying notes are an integral part of the financial statements

                           eCom.com, Inc.
                      STATEMENTS OF CASH FLOWS

                                        For the Year       For the Year
                                            Ended              Ended
                                        September 30       September 30
                                             2000               1999

Net Cash Flows From Operating Activities:
Net (loss)                               $   (424,431)    $   (403,642)
Adjustments to Reconcile
Net (Loss) to Cash (Loss)
From Operating Activities:
Amortization                                   60,960           60,960
Less non-cash working
Capital items:
Increase (Decrease) in
Accounts Payable                             (120,207)           1,800

Sub-total                                    (483,678)        (340,882)

Investing Activity:
Purchase of eSearchb2b Web
Crawler proprietary software               (1,250,000)               0

Financing Activity:
Increase (Decrease) in
Debenture Payable                             (15,823)         290,555
Issuance of shares of common stock          2,000,000                0
                                            1,984,177          290,555

Increase (Decrease) In Cash                   250,499          (50,327)

Cash, Beginning of Period                           0           50,327

Cash, End of Period                           250,499                0

The accompanying notes are an integral part of the financial statements

                           eCom.com, Inc.
               NOTES TO FINANCIAL STATEMENTS

NOTE 1 - HISTORY

Caribou Energy, Inc. was incorporated in Colorado in 1978 ("Company"). The Company was originally engaged in oil and gas exploration from its inception until 1988. In 1988, the Company abandoned all of its oil and gas properties and all accounts associated with oil and gas have been written off.

In 1992, the Company secured all the rights, title and interest to the E.T. "TeleManagement" VoiceMail System and 1-800 and 1-900 "pay-per-call" telephone numbers and information center from a Nevada corporation, E.T. Network, Inc., for $6,650,000.00. This purchase was financed by the sale of 20,000,000 Regulation "S" restricted shares of the Company.

E.T. Network, Inc. was a Nevada corporation which owned the world-wide rights to the E.T. "TeleManagement" VoiceMail System and the 1-800 and 1-900 "pay-per-call" telephone numbers and information center. Its wholly-owned subsidiary was Encryption Technology Canada, Inc. (E.T.). This subsidiary owned the rights for the VoiceMail system in Canada.

The assets of E.T. Network, Inc. (the Nevada Corporation) and
Encryption Technology Canada, Inc. were then transferred to the Colorado Corporation. Encryption Technology Canada, Inc. has been de-registered and is no longer in existence.

As of October 1, 1994, the Company changed its name to E.T.
Capital, Inc. As of October 15, 1999, the Company changed its name from E.T. Capital, Inc. to eCom.com, Inc.

On June 10, 2000, the Company caused the jurisdiction of the Company to be moved from the State of Colorado to the State of Nevada and the Articles of Incorporation of eCom.com, Inc. are now governed by the Laws of the State of Nevada. The total number of shares of all classes of stock which the Corporation shall have the Authority to issue is 200,000,000 par value of, consisting of 190,000,000 shares of common stock par value $0.001 and 10,000,000 shares of Preferred stock par value $0.001.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Method of Accounting

The company is on the accrual basis of accounting for financial statements and income tax purposes.

Fixed Assets and Depreciation

Fixed assets are made up of computer equipment, cellular phones and furniture. The furniture was put into use October 1, 1991, and equipment was put into use October 1, 1992. Both furniture and equipment are fully depreciated.

Amortization

The purchased rights for the TeleManagement VoiceMail system and the 1-800 and 1-900 "pay-per-call" telephone numbers were amortized over the estimated useful life of four (4) years.

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

At the annual general meeting, the shareholders of the Company authorized management fees of $38,000 per month for office, telephone, automobile and travel, and promotion be paid to Xanthos Management Corporation.

NOTE 4 - DEBENTURE PAYABLE, BEARER

This debenture is dated October 31, 1992, and is secured by the company assets of the "TeleManagement" System, 1-900 propriety numbers, 1-800 services and the eSearchb2b Web Crawler. The total aggregate principal amount of the debenture shall be $5,000,000.00 may be outstanding at any time and interest shall be payable at ten (10) percent per annum.

NOTE 5 - FISCAL YEAR

The Company adopted a fiscal year end of September 30th.

NOTE 6 - CURRENCY EXCHANGE

The financial statements are presented in dollar amounts based on the United States Currency Exchange.

NOTE 7 - ACQUISITIONS  AND FINANCING

In April, 1996 the Company acquired a majority control of Spectrum Oil Corporation and agreed to finance Spectrum's hydrocarbon concessions in Paraguay totaling approximately 15 million acres subject to the terms of an agreement between Spectrum and the Company. Geologic and seismic data indicate that there could be tens of millions of barrels of oil in the leased area. The Company agreed to acquire majority control of Spectrum and to finance Spectrum Oil=s hydrocarbon concessions in the Republic of Paraguay subject to verification of Spectrum=s agreements under which they held the development rights to the concessions. Financing to make this acquisition and to proceed with the work program of approximately US$18 million was subject to the terms of an agreement between Spectrum and the Company. The Company negotiated a Private Placement of 8 million common shares of the Company at a price of US$1.25 carrying 8 million share purchase warrants at a price of US$2.00 per share for a period of two years. This financing would guarantee the funds necessary to complete the acquisition of Spectrum and fulfill the financial commitments of Spectrum to the oil and gas concessions in Paraguay. In July of 1996, Spectrum was in default of its agreements with the owners of the Paraguayan concessions and the Company terminated all Agreements between Spectrum and the Company. Subsequently, the 8 million shares were returned to the Company in exchange for the majority control shares of Spectrum that were held by the company.

NOTE 8 - OPTION AGREEMENT

The Company negotiated an Option Agreement directly with the owners of the Hydrocarbon concessions in the Republic of Paraguay. The terms of the Agreement require the Company to complete a ten year exploration and development program of approximately US$300 million. The Company negotiated a US$350 million financing with Petek AG, a Swiss Investment firm which require the Company to issue 1.5 billion shares for payment against delivery. In November 1996, the shares were electronically delivered to Barclay's Bank in London, England against payment of US$350 million. In February 1997, the shares were returned by Barclay's to the Company and Barclay's withdrew from the financing. The Company's lawyers are investigating the Company's remedies as a result of these transactions.

NOTE 9 - OTHER ASSETS

The Company owns all proprietaly software and software rights and all rights title and interest in and to the said Web Crawler and internet web site, "eSearchb2b.com". The eSearchb2b.com's Netsearch engine lets users search multiple engines, Web directories and news databases simultaneously and receive one simple summary of results. The esearchb2b.com Netsearch engine will provide anonymous benefit to the online user who wishes to search within one easy-to-use web site rather than surf an negotiate through several complex web crawlers or browsers.

NOTE 10 - WARRANTS

Warrants were issued with the private placements of common stock as follows:

Number of Shares       Issuance Date       Price        Expiration Date

   5,000,000           November 17, 1999   0.15 per         2 years
                                           warrant

  15,000,000           July 3, 2000        0.15 per        3 years
                                           warrant

                               EXHIBIT INDEX

Exhibit                 Description
No.

2.1 Debenture issued by Xanthos Management Corporation (formerly known as Texas Petroleum Corporation) to the Registrant, dated October 31, 1992 (incorporated by reference to Exhibit 2 to the Form 10-Q for the quarter ended December 31, 1992, and see below).

2.2 Agreement and Plan of Merger between eCom.com, Inc., a Colorado corporation, and eCom.com, Inc., a Nevada corporation
       (incorporated by reference to Exhibit 2 to the Form 8-K filed on August 21, 2000).

3.1     Articles of Incorporation of the Registrant, dated May
        30, 2000 (incorporated by reference to Exhibit 3.1 of the Form 10-QSB filed on August 21, 2000).

3.2 Bylaws of the Registrant, dated June 10, 2000 (incorporated by reference to Exhibit 3.2 of the Form 10-QSB filed on August 21, 2000).

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