Form 10QSB
period 2000-12-31
ECOM COM INC
filed 2001-02-13
CIK 311842

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
December 31, 2000

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

As of December 31, 2000, the Registrant had 40,595,739 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes  No  X.

                           TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                    PAGE

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEET
         AS OF DECEMBER 31, 2000                                     3

         CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED
         DECEMBER 31, 2000 AND DECEMBER 31, 1999                     4

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED
         DECEMBER 31, 2000 AND DECEMBER 31, 1999                     5

         NOTES TO FINANCIAL STATEMENTS                               6

ITEM 2.  PLAN OF OPERATION                                          11

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                          13

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                  13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        13

ITEM 5.  OTHER INFORMATION                                          13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           13

SIGNATURE                                                           14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                            eCom.com, Inc.
                            BALANCE SHEET
                           DECEMBER 31, 2000
                              (Unaudited)

                                 ASSETS


Current Assets:
Cash                                                         $         0

Total Current Assets                                                   0


Fixed Assets
Equipment                                                        534,886
Less Accumulated Depreciation                                   (534,886)
Net Fixed Assets                                                       0

Other Assets
eSEarchB2B Web Crawler                                         1,250,000
Rights' Title, net of amortization                                     1
Product Development Expenditures                                  60,962

Total Other Assets                                             1,310,963

Total Assets                                                   1,310,963

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts Payable                                                   1,800

Long-Term Liabilities
Debenture Payable, Xanthos Management Corporation                578,570

Shareholders' Equity:
Preferred Stock, $0.01 par value,
10,000,000 shares authorized,
40,595,739 issued and outstanding                              4,726,079

Paid-In-Capital (in excess of par value)                      21,909,869
Accumulated Deficit                                          (25,905,355)
Shareholders' Equity                                             730,593
Total Liabilities & Shareholders' Equity                     $ 1,310,963

The accompanying notes are an integral part of these financial statement

                           eCom.com, Inc.
               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)

                                           Three Months Ended
                                      December 31          December 31
                                          2000                 1999
Revenues                              $          0         $         0

General And Administrative Expenses:
Auto Expenses                                3,000               3,000
Consulting Fees                             50,000              21,000
Rent Expense                                12,600              12,600
Telephone Expense                            9,000               0,000
Travel and Promotions                       45,000              45,000

Total General And
Administrative Expenses                    119,600              90,600

Other (Income) Expenses
Write-off of Accounts Payable                    0             (82,007)
Interest Expense                            20,104              20,512

Total Other (Income) Expenses               20,104             (61,495)

Net Income (Loss)                          (139,704)           (29,105)

Basic and Diluted
Earnings Per Share                            (.003)             (.004)

Weighted Average Shares
Outstanding                              40,479,739         22,145,739

The accompanying notes are an integral part of these financial statements

                            eCom.com, Inc.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)


                                             Three Months Ended
                                         December 31       December 31

Cash Flows From Operating Activities:
Net Loss                                 $  (139,704)      $  (20,105)
 Adjustments to reconcile net loss to
 net cash used by operating activities:
 Decrease in accounts payable                      0         (122,007)

 Net cash used by operations                (139,704)        (151,112)

Cash Flows From Investing
Activities:                                        0                0

Cash Flows From Financing
Activities:
 Increase (decrease) in debenture payable    (160,795)       (348,888)
 Issuance of common stock                      50,000         500,000

Net cash used in financing                   (110,795)        151,112

Net Increase (Decrease) in Cash              (250,499)              0

Beginning Cash Balance                        250,499               0

Ending Cash Balance                                 0               0

The accompanying notes are an integral part of these financial statements

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Due to related parties at December 31, 2000 consist of the following:

Advances payable to an entity controlled by an
   officer and shareholder of the Registrant represent
   advances, secured with floating debenture and due on demand  $578,570

Total due to related parties                                    $578,570

ITEM 2.  PLAN OF OPERATION.

The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Twelve-Month Plan of Operation.

The Registrant is continuing to expand its entry into "not-for-profit" fund raising using "1-900" "pay-per-call" telephone numbers as outlined in the Registrant's business plan in its Form 10-KSB. With campaign finance reform a central issue in the Congress, the Registrant is negotiating agreements for the use of the Registrant's two political "1-900" fund raising numbers: 1-900-DEMOCRAT and 1-900-REPUBLICAN. These numbers could raise hundreds of millions of dollars for both the Democratic and Republican parties. To assist in the development process, the Registrant has retained the services of Benjamin Cohen to attempt to procure a contract with the Democratic National Committee for the exclusive use by the DNC of the "pay-per-call" telephone number 1 900 "DEMOCRAT" (see Exhibit 10.2 to this Form 10-QSB; (although this agreement was executed in July 2000, it was finalized by the initial payment of shares of common stock, pursuant to a Form S-8, to Mr. Cohen in December 2000)).

To develop cash flow from the "1-900" concept, the Registrant will continue to rely on Xanthos Management Corporation to finance the Registrant's ongoing overhead under the terms of the bearer debenture it holds until fund raising contracts have been signed (see notes to September 30, 2000 audit as filed and as part of the September 30, 2000 Form 10-KSB). The Registrant has sufficient cash funds to maintain operations for the next twelve months.

The Registrant's internet timeshare web sites "timeshareonlinerealty.com" and "timeshareunitsales.com" are in
the final development stage.   Once the sites are completed, the
Registrant will actively solicit registration of timeshare properties from around the world to list for sale through these web sites using the Registrant's new browser "esearchb2b.com".

The Registrant has previously acquired proprietary software for an Internet Meta Crawler, "eSearchB2B". This web search engine searches other search engines for users input. Revenues sources from this web search engine are projected to start in 2001 from this acquisition.

The Registrant continues in its efforts to finance the Paraguayan hydrocarbon concessions. During early 2000, the increase in the world price of oil and gas has led to an increase in interest in
hydrocarbon exploration and development.   Activity in this field
has historically been cyclical and the Registrant considers that this has already been taken into account.

Capital Expenditures.

There were no material capital expenditures during the quarter ended December 31, 2000.

Risk Factors Connected with Plan of Operation.

(a)  Limited Prior Operations.

The Registrant has only had limited prior operations and has embarked on a new business direction within the past few years, which has not generated any revenue for the Registrant. The Registrant has incurred losses from operations: $139,704 for the three months ended December 31, 2000, $424,431 for the fiscal year ended September 30, 2000 and $403,642 for the fiscal year ended September 30, 1999. At December 31, 2000, the Registrant had an accumulated deficit of $25,905,355. Thus, the Registrant is subject to all the risks inherent in the creation of a new business. The likelihood of the success of the Registrant must be considered in the light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the expansion of a business and the competitive environment in which the Registrant operates. Unanticipated delays, expenses and other problems such as setbacks in product development, and market acceptance are frequently encountered in connection with the expansion of a business.

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

(b)  Significant Working Capital Requirements.

The working capital requirements associated with the plan of business of the Registrant will continue to be significant. The Registrant anticipates, based on currently proposed assumptions relating to its operations (including with respect to costs and expenditures and projected cash flow from operations), that it can generate sufficient financing through a floating debenture with Xanthos Management Corporation to continue its operations for an indefinite period at the current level without requiring additional financing. The Registrant does not anticipate, at the present time, needing to raise any additional capital in the next twelve months to implement its sales and marketing strategy and grow. In the event that the Registrant's plans change or its assumptions change (due to unanticipated expenses, technical difficulties, or otherwise), the Registrant would be required to seek additional financing sooner than currently anticipated or may be required to significantly curtail or cease its operations.

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

(d)  Control of the Registrant by Officers and Directors.

The Registrant's officers and directors beneficially own approximately 4% of the outstanding shares of the Registrant's common stock. As a result, such persons, acting together, have the ability to influence over all matters requiring stockholder approval (especially since the remainder of the 40,595,739 issued and outstanding shares are owned by over 9,000 shareholders). Accordingly, it could be difficult for an individual investor to effectuate control over the affairs of the Registrant. Therefore, it should be assumed that the officers, directors, and principal common shareholders who control the majority of voting rights will be able, by virtue of their stock holdings, to control the affairs and policies of the Registrant.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Registrant and its counsel are taking the position that certain individuals, corporations and/or financial institutions that either profited from or participated in the hydrocarbon financing transaction with the Registrant through Barclay's Bank should compensate the Registrant for breach of the original contractual agreements. The Registrant has consulted with counsel and is considering all legal alternatives with regard to this matter.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K.

No reports on Form 8-K was filed during the first quarter of the fiscal year covered by this Form 10-QSB.

Exhibits.

Exhibits included or incorporated by reference herein: See
Exhibit Index.

                            SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  eCom.com, Inc.



Dated: February 12, 2000          By: /s/ Sidney B. Fowlds
                                  Sidney B. Fowlds, President


                           EXHIBIT INDEX

Exhibit                  Description
No.

2.1 Debenture issued by Xanthos Management Corporation (formerly known as Texas Petroleum Corporation) to the Registrant, dated October 31, 1992 (incorporated by reference to Exhibit 2.1 to the Form 10-KSB filed on January 17, 2001).

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

10.1     Acquisition Agreement between the Registrant and Rukos
         Security Advice AG, dated June 5, 2000 (incorporated by reference to Exhibit 10 of the Form 8-K filed on August 21, 2000).

10.2     Consulting Services Agreement between the Registrant and
         Benjamin Cohen, dated July 15, 2000 (see below).

                             EX-10.2
                CONSULTING SERVICES AGREEMENT

This Consulting Agreement, dated as of July 15, 2000, (this "Agreement") is made by and between Benjamin Cohen ("Consultant"), whose address is 301 Park Avenue, New York, New York, and eCom.com, Inc., a Colorado corporation ("Client"), having its principal place of business at 650 West Georgia Street, Suite 315, Vancouver, British Columbia V6B 4N7.

WHEREAS, Consultant has knowledge and expertise in many areas, including Political Fund Raising and obtaining access to high ranking political officials;

WHEREAS, Consultant desires to be engaged by Client to provide Client an introduction to the Democratic National Committee ("DNC") for purposes of the Client and the DNC entering into a possible contract relating to the DNC's exclusive use of its 1 900 "pay-per-call" telephone number 1 900 "DEMOCRAT";

WHEREAS, Client is a publicly held corporation with its common stock trading on the Over the Counter Bulletin Board under the ticker symbol "ECMM," and desires to further develop its business and increase it's common stock share's value by among other things, entering into contracts with third parties.

WHEREAS, Client desires to engage Consultant to provide the consulting services to the Client described in this Agreement, on the terms and subject to the conditions set forth herein.

NOW, THEREFORE, in consideration for those services Consultant provides to Client, the parties agree as follows:

1.  Services of Consultant.

Consultant agrees to perform for the Client all services and consulting related to the Client obtaining a contract with the DNC for the exclusive use by the DNC of the "pay-per-call" telephone number 1 900 "DEMOCRAT", including by providing the Client with an introduction to the DNC. At the request of the Consultant, the Client will make itself available to meet with representatives of the DNC and to discuss with the representatives of the DNC any possible contractual arrangement between the Client and the DNC. The Client acknowledges that there is no assurance or guaranty that the Client will be able to enter into any contractual relationship with the DNC as a result of the consulting services to be provided to the Consultant hereunder, nor has the Consultant made any representations or warranty to the Client regarding any such contractual arrangement.

2.  Consideration.

Client agrees to pay Consultant, as a fee and as consideration for services provided, four million shares (4,000,000) shares of the Client's common stock. One million (1,000,000) of such shares shall be payable upon the execution and delivery of this Agreement, in consideration of the Consultant entering into this Agreement and the remaining three million shares (3,000,000) will be issued to the Consultant upon the Client entering into an agreement with the DNC or any affiliate thereof with respect to the "pay per call" telephone number 1 900 "DEMOCRAT". Within ten
(10) days of the date of this Agreement the Client shall file a registration statement on Form S-8 with the United States Securities and Exchange Commission (the "SEC") with respect to those shares of common stock then issued to the Consultant (being at least 1,000,000 shares), and the Client shall cause such registration to be declared effective by the SEC and all applicable state securities authorities. Promptly upon the issuance of any other shares of common stock to the Consultant hereunder, the Company shall cause such shares to be registered on a Form S-8 registration statement (or another registration statement if Form S-8 is no longer available) with the SEC and any other state securities authorities, and the Company shall use its best efforts to cause such registration statement to become effective.

3.  Confidentiality.

Each party agrees that during the course of this Agreement, information that is confidential or of a proprietary nature may be disclosed to the other party, including, but not limited to, product and business plans, software, technical processes and formulas, source codes, product designs, sales, costs and other unpublished financial information, advertising revenues, usage rates, advertising relationships, projections, and marketing data ("Confidential Information"). Confidential Information shall not include information that the receiving party can demonstrate (a) is, as of the time of its disclosure, or thereafter becomes part of the public domain through a source other than the receiving party, (b) was known to the receiving party as of the time of its disclosure, (c) is independently developed by the receiving party, or (d) is subsequently learned from a third party not under a confidentiality obligation to the providing party. The provisions of this Section 3 shall not prohibit disclosure of any Confidential Information by the receiving party pursuant to applicable law, regulation or subpoena, which the receiving party is advised by its legal counsel is required to be disclosed; provided that to the extent practicable, the receiving party will notify the other party hereto in advance of such intended disclosure so that such other party, if it desires, can attempt to obtain an appropriate protective order.

4.  Late Payment.

Client shall pay to Consultant all fees within ten (10) days of the due date thereof (the due date for the initial 1,000,000 shares, the date of execution of this Agreement by both parties). Fees shall be considered paid when the transfer agent of the Client has caused the shares to be delivered to the Consultant or an account for the Consultant's benefit. Failure of Client to pay any fees within ten (10) days after the applicable due date shall be deemed a material breach of this Agreement by Client, justifying suspension of the performance of the "Services" provided by Consultant, and, at the option of the Consultant, immediate termination of this Agreement. Any such suspension or termination will in no way relieve Client from its obligation for payment of all fees due to the Consultant hereunder.

5.  Indemnification.

(a)  Client.

Client agrees to indemnify, defend and shall hold harmless Consultant and/or his agents, heirs, estate, personal representatives, and the successors and assigns of each of them, and to defend any action brought against said parties with respect to any claim, demand, cause of action, debt, liability, damages, loss, cost and expense, including reasonable attorneys' fees to the extent that any such action or claim is based upon, relates to, or arises out of (i) a breach by the Consultant of any of the Consultant's representations, warranties or agreements hereunder; or (ii) the breach of any of Client's representations, warranties, or agreements hereunder; or (iii) the gross negligence or willful misconduct of Client.

(b)  Consultant.

Consultant agrees to indemnify, defend, and shall hold harmless Client, its directors, officers, employees and agents, and the successors and assigns of each of them, and defend any action brought against same with respect to any claim, demand, cause of action, debt, liability damages, loss, cost and expense, including reasonable attorneys' fees, to the extent that any such action is base upon, relates to, or arises out of (i) a breach by the Consultant of any of the Consultant's representatives, warranties or agreements hereunder or (ii) the gross negligence or willful misconduct of Consultant.

(c)  Notice.

In claiming any indemnification hereunder, the indemnified party shall promptly provide the indemnifying party with written notice of any claim, which the indemnified party believes falls within the scope of the foregoing paragraphs. The indemnified party shall, at the cost and expense of the indemnifying party, assist in the defense if it so chooses, provided that the indemnifying party shall control such defense, and all negotiations relative to the settlement of any such claim. Any settlement intended to bind the indemnified party shall not be final without the indemnified party's written consent, which shall not be unreasonably withheld but which consent may be withheld if the settlement does not include an unconditional release of the indemnified party.

6.  Limitation of Liability.

Consultant shall have no liability with respect to Consultant's obligations under this Agreement or otherwise for consequential, exemplary, special, incidental or punitive damages even if Consultant has been advised of the possibility of such damages. In any event, the liability of Consultant to Client for any reason and upon any cause of action, regardless of the form in which the legal or equitable action may be brought, including, without limitation, any action in tort or contract, shall not exceed ten percent (10%) of the fee paid by Client to Consultant hereunder.

7.  Termination.

(a)  Term.

This Agreement shall become effective on the date appearing next to the signatures below and terminate one (1) year thereafter, or upon the earlier execution of a contract between the Client and the DNC as contemplated hereby.

(b)  Termination.

Either party may terminate this Agreement upon any of the following: (i) on thirty (30) calendar days written notice, without cause; (ii) upon the breach by the other party upon the breach by such other party of any of its material representations, covenants or agreements, set forth herein which is not cured within ten (10) days after written notice of such breach by the non-breaching party; or (iii) the commencement of bankruptcy, insolvency, reorganization or similar proceedings relating to the other party hereto under any applicable laws relating to bankruptcy or insolvency or the assignment by a party hereto for the benefit of its creditors; provided that with respect to any such involuntary proceeding, such proceeding is not stayed or dismissed within sixty (60) days of the commencement thereof.

(c)  Termination and Payment.

The right to terminate this Agreement as provided in Sections 7(b)(i) and (ii) of this Agreement shall not limit or be the exclusive remedy to the party exercising the right to terminate this Agreement, and such party shall be entitled to reimbursement for all damages, costs and expenses (including, without limitation, attorneys' fees and expenses) incurred in connection with any such termination.

8.  Miscellaneous.

(a)  Independent Contractor.

This Agreement establishes an "independent contractor" relationship between Consultant and Client. Nothing in this Agreement establishes a partnership, joint venture or fiduciary relationship between the Consultant and the Client.

(b)  Rights Cumulative; Waivers.

The rights and remedies of each of the parties under this Agreement are cumulative. The rights of each of the parties hereunder shall not be capable of being waived or varied other than by an express waiver or variation in writing. Any failure to exercise or any delay in exercising any of such rights shall not operate as a waiver or variation of that or any other such right. Any defective or partial exercise of any of such rights shall not preclude any other or further exercise of that or any other such right. No act or course of conduct or negotiation on the part of any party shall in any way preclude such party from exercising any such right or constitute a suspension or any variation of any such right.

(c)  Benefit; Successors Bound.

This Agreement and the terms, covenants, conditions, provisions, obligations, undertakings, rights, and benefits hereof, shall be binding upon, and shall inure to the benefit of, the undersigned parties and their heirs, executors, administrators, representatives, successors, and permitted assigns.

(d)  Entire Agreement.

This Agreement contains the entire understanding and agreement between the parties with respect to the subject matter hereof. There are no promises, agreements, conditions, undertakings, understandings, warranties, covenants or representations, oral or written, express or implied, between them with respect to this Agreement or the matters described in this Agreement, except as set forth in this Agreement. Any such negotiations, promises, or understandings shall not be used to interpret or constitute this Agreement and any prior and/or contemporaneous promises, agreements, conditions, undertakings, understandings, covenants and warranties are merged herein.

(e)  Assignment.

Neither this Agreement nor any other benefit to accrue hereunder shall be assigned or transferred by either party, either in whole or in part, without the written consent of the other party, and any purported assignment in violation hereof shall be void.

(f)  Amendment.

This Agreement may be amended only by an instrument in writing executed by each of the parties hereto.

(g)  Severability.

Each part of this Agreement is intended to be severable. In the event that any provision of this Agreement is found by any court or other authority of competent jurisdiction to be illegal or unenforceable, such provision shall be severed or modified to the extent necessary to render it enforceable and as so severed or modified, this Agreement shall continue in full force and effect.

(h)  Section Headings.

The section headings in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

(i)  Construction.

Unless the context otherwise requires, when used herein, the singular shall be deemed to include the plural, the plural shall be deemed to include each of the singular, and pronouns of one or no gender shall be deemed to include the equivalent pronoun of the other or no gender.

(j)  Further Assurances.

In addition to the instruments and documents to be made, executed and delivered pursuant to this Agreement, the parties hereto agree to make, execute and deliver or cause to be made, executed and delivered, to the requesting party such other instruments and to take such other actions as the requesting party may reasonably require to carry out the terms of this Agreement and the transactions contemplated hereby.

(k)  Notices.

Any notice or other communication hereunder or other communication hereunder which is required or desired under this Agreement shall be given in writing and may be sent by personal delivery or by mail (either a. United States mail, postage prepaid, or b. Federal Express or similar generally recognized overnight carrier), addressed as follows (subject to the right to designate a different address by notice similarly given):

To Client:

Sidney B. Fowlds, President
eCom.com, Inc.
650 West Georgia Street, Suite 315
Vancouver, British Columbia V6B 4N7

To Consultant:

Benjamin Cohen
301 Park Avenue
New York, New York 10022

Any notice or other communication given as provided in Section
8(k) shall be effective upon its receipt by the intended recipient.

(l)  Governing Law.

This Agreement shall be governed by the interpreted in accordance with the laws of the State of New York without reference to its conflicts of laws rules or principles. Each of the parties consents to the exclusive jurisdiction of the state and federal courts of the State of New York located in New York County and the Federal District Court for the Southern District Court of New York in connection with any dispute arising under this Agreement and hereby waives, to the maximum extent permitted by law, any objection, including any objection based on forum non coveniens, to the bringing of any such proceeding in such jurisdictions.

(m)  Consents.

The person signing this Agreement on behalf of each party hereby represents and warrants that he has the necessary power, consent and authority to execute and deliver this Agreement on behalf of such party.

(n)  Execution in Counterparts.

This Agreement may be executed in any number of counterparts, each of which shall be deemed an original and all of which together shall constitute one and the same agreement.

IN WITNESS WHEREOF, the parties have caused this Agreement to be executed and have agreed to and accepted the terms herein on the date written above.

                                eCom.com, Inc.


                                By : /s/  Sidney B. Fowlds
                                Sidney B. Fowlds, President


                                /s/  Benjamin Cohen
                                Benjamin Cohen