Form 10QSB
period 2001-03-31
ECOM COM INC
filed 2001-05-11
CIK 311842

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
March 31, 2001

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

As of March 31, 2001, the Registrant had 40,603,990 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes  No X.

                             TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                        PAGE

ITEM 1.  FINANCIAL STATEMENTS

         BALANCE SHEET AS OF MARCH 31, 2001                              3

         STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS AND SIX MONTHS ENDED
         MARCH 31, 2001 AND MARCH 31, 2000                               4

         STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED
         MARCH 31, 2001 AND MARCH 31, 2000                               5

         NOTES TO FINANCIAL STATEMENTS                                   6

ITEM 2.  PLAN OF OPERATION                                              11

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                              13

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                      13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            13

ITEM 5.  OTHER INFORMATION                                              13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               13

SIGNATURE                                                               14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                   eCom.com, Inc.
                                   BALANCE SHEET
                                   March 31, 2001
                                    (Unaudited)

                                       ASSETS

Current Assets:
Cash                                                                $       0
Fixed Assets
Equipment                                                             534,886
Less Accumulated Depreciation                                        (534,886)
Net Fixed Assets                                                            0
Other Assets
eSearchB2B Web Crawler                                              1,250,000
Rights' Title, net of amortization                                          1
Product Development Expenditures                                       60,962
Total Other Assets                                                  1,310,963

Total Assets                                                       $1,310,963

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts Payable                                                   $    1,800
Long-Term Liabilities
Debenture Payable, Bearer                                             666,571
Shareholders' Equity:
Common Stock , $0.01 par value
190,000,000 shares authorized,
40,603,990 issued and outstanding                                   4,726,079
Preferred Shares  10,000,000 - none issued
Paid-In-Capital (in excess of par value)                           21,909,869
Accumulated Deficit                                               (25,905,356)
Shareholders' Equity                                                  642,592
Total Liabilities & Shareholders' Equity                            1,310,963

The accompanying notes are an integral part of these financial statements

                                 eCom.com, Inc.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                      Three Months             Six Months
                                          Ended                  Ended
                                  March 31     March 31     March 31   March 30
                                   2001         2000         2001       2000

Revenue                                   0            0           0          0

General and Administrative
Expenses:
Auto Expenses                         3,000        3,000       6,000      6,000
Consulting Fees                           0            0      50,000     21,000
Rent Expense                         12,600        12,600     25,200     25,200
Telephone Expense                     9,000         9,000     18,000     18,000
Travel and Promotions                45,000        45,000     90,000     90,000
Total General and
Administrative Expenses              69,600        69,600    189,200    160,200

Other (Income) Expenses
Write-off of Accounts Payable             0             0          0    (82,007)
Interest Expense                     18,401         11,028    38,505     31,540
Total Other (Income) Expenses        18,401         11,028    38,505    (50,467)

Net Income (Loss)                   (88,001)       (80,628) (227,705)  (109,733)

Basic and Diluted
Earnings Per Share                    (.002)         (.003)    (.003)     (.004)

Weighted  Average Shares
Outstanding                      39,812,324     21,445,054 39,269,990 20,823,479

The accompanying notes are an integral part of these financial statements

                                   eCom.com, Inc.
                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                    Six Months Ended
                                         March 31 2001          March 31 2000

Cash Flows From Operating Activities:
Net Loss  for the period                      (227,705)              (109,733)
Adjustments to reconcile net loss to
net cash used by operating activities:
Decrease in accounts payable                         0               (122,007)
Net cash used by operations                   (227,705)              (231,740)

Cash Flows From Investing
Activities:                                          0                      0

Cash Flows From Financing Activities:
Increase (decrease) in debenture payable       (72,794)              (268,260)
Issuance of common stock                        50,000                500,000
Net cash used in financing                     (22,794)               231,740
Net Increase (Decrease) in Cash               (250,499)                     0
Beginning Cash Balance                         250,499                      0
Ending Cash Balance                                  0                      0

The accompanying notes are an integral part of these financial statements

                                 eCom.com, Inc.
                       NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with U.S. Securities and Exchange Commission ("SEC") requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended September 30, 2000 financial statements of eCom.com, Inc. (formerly E.T. Capital, Inc.) ("Registrant") included in the Form 10-KSB filed with the SEC by the Registrant.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

NOTE 2 - RELATED PARTY TRANSACTIONS

Due to related parties at March 31, 2001 consist of the following:

Advances payable to an entity controlled by an
officer and shareholder of the Registrant represent
advances, secured with floating debenture and due on demand    $666,571

Total due to related parties                                   $666,571

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

Capital Expenditures.

There were no material capital expenditures during the quarter ended March 31, 2001.

Risk Factors Connected with Plan of Operation.

(a)  Limited Prior Operations.

The Registrant has only had limited prior operations and has embarked on a new business direction within the past few years, which has not generated any revenue for the Registrant. The Registrant has incurred losses from operations: $227,705 for the six months ended March 31, 2001, $424,431 for the fiscal year ended September 30, 2000 and $403,642 for the fiscal year ended September 30, 1999. At March 31, 2000, the Registrant had an accumulated deficit of $25,905,356. Thus, the Registrant is subject to all the risks inherent in the creation of a new business. The likelihood of the success of the Registrant must be considered in the light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the expansion of a business and the competitive environment in which the Registrant operates. Unanticipated delays, expenses and other problems such as setbacks in product development, and market acceptance are frequently encountered in connection with the expansion of a business.

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

(d)  Control of the Registrant by Officers and Directors.

The Registrant's officers and directors beneficially own approximately 4% of the outstanding shares of the Registrant's common stock. As a result, such persons, acting together, have the ability to influence over all matters requiring stockholder approval (especially since the remainder of the 40,603,990 issued and outstanding shares are owned by over 9,000 shareholders). Accordingly, it could be difficult for an individual investor to effectuate control over the affairs of the Registrant. Therefore, it should be assumed that the officers, directors, and principal common shareholders who control the majority of voting rights will be able, by virtue of their stock holdings, to control the affairs and policies of the Registrant.

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

None.

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

No reports on Form 8-K was filed during the second quarter of the fiscal year covered by this Form 10-QSB.

                               SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             eCom.com, Inc.



Dated: May 9, 2001                          By: /s/ Sidney B. Fowlds
                                            Sidney B. Fowlds, President

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

10.2    Consulting Services Agreement between the Registrant and
        Benjamin Cohen, dated July 15, 2000 (incorporated by reference to
        Exhibit 10.2 of the Form 10-QSB filed on February 13, 2001).