Form 10QSB/A
period 2001-03-31
ECOM COM INC
filed 2001-06-11
CIK 311842

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB/A

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
                                    (Unaudited)

                                       ASSETS

Current Assets:
Cash                                                                $       0
Fixed Assets
Equipment                                                             534,886
Less Accumulated Depreciation                                        (534,886)
Net Fixed Assets                                                            0
Other Assets
eSearchB2B Web Crawler                                              1,250,000
Rights' Title, net of amortization                                          1
Product Development Expenditures                                       60,962
Total Other Assets                                                  1,310,963

Total Assets                                                       $1,310,963

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts Payable                                                   $    1,800
Long-Term Liabilities
Debenture Payable, Bearer                                             666,571
Shareholders' Equity:
Common Stock , $0.01 par value
190,000,000 shares authorized,
40,603,990 issued and outstanding                                   4,726,079
Preferred Shares  10,000,000 - none issued
Paid-In-Capital (in excess of par value)                           21,909,869
Accumulated Deficit                                               (25,993,356)
Shareholders' Equity                                                  642,592
Total Liabilities & Shareholders' Equity                            1,310,963

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