Form 10QSB
period 2001-06-30
ECOM COM INC
filed 2001-07-30
CIK 311842

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                      FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

As of June 30, 2001, the Registrant had 14,060,399 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes     No  X.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                        PAGE

ITEM 1.  FINANCIAL STATEMENTS

         BALANCE SHEET AS OF JUNE 30, 2001                               3

         STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS AND NINE MONTHS ENDED
         JUNE 30, 2001 AND JUNE 30, 2000                                 4

         STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED
         JUNE 30, 2001 AND JUNE 30, 2000                                 5

         NOTES TO FINANCIAL STATEMENTS                                   6

ITEM 2.  PLAN OF OPERATION                                              11

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                              13

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                      13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS                                            13

ITEM 5.  OTHER INFORMATION                                              13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               13

SIGNATURE                                                               14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                  eCom.com, Inc.
                                  BALANCE SHEET
                                  June 30, 2001
                                  (Unaudited)

                                     ASSETS

Current Assets:                                           $             0

Fixed Assets
Equipment                                                         534,886
Less Accumulated Depreciation                                    (534,886)
Net Fixed Assets                                                        0
Other Assets
eSearchB2B Web Crawler                                          1,250,000
Rights Title, net of amortization                                       1
Product Development Expenditures                                   60,962

Total Other Assets                                              1,310,963

Total Assets                                              $     1,310,963

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:                                                    0

Long-Term Liabilities
Debenture Payable, Bearer                                          59,039

Shareholders' Equity:
Common Stock , $0.01 par value
190,000,000 shares authorized,
14,060,399 issued and outstanding                               4,796,079

Preferred Shares  10,000,000 - none issued
Paid-In-Capital (in excess of par value)                       22,539,869
Accumulated Deficit                                           (26,084,024)
Shareholders' Equity                                            1,251,924

Total Liabilities & Shareholders' Equity                        1,310,963

The accompanying notes are an integral part of these financial statements

                                eCom.com, Inc.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                Three Months                  Nine Months
                                   Ended                         Ended
                          June 30       June 30         June 30      June 30
                            2001          2000            2001         2000

Revenue                   $       0     $       0       $        0   $       0

General and Administrative
Expenses:
Auto Expenses                 3,000          3,000           9,000       9,000
Consulting Fees                   0         58,190          50,000      79,190
Rent Expense                 12,600         12,600          37,800      37,800
Telephone Expense             9,000          9,000          27,000      27,000
Travel and Promotions        45,000         45,000         135,000     135,000

Total General and
Administrative Expenses      69,600        127,790         258,800     287,990

Other (Income) Expenses
Write-off of Accounts
Payable                           0              0               0     (82,007)
Interest Expense             21,068         13,770          59,573      45,310

Total Other (Income)
Expenses                     21,068         13,770          59,573     (36,697)

Net Income (Loss)           (90,668)      (141,560)       (318,373)   (251,293)

Basic and Diluted
Earnings Per Share            (.004)          (.005)          (.01)       (.01)

Weighted  Average Shares
Outstanding               23,310,923     24,595,739      34,204,330 21,973,827

The accompanying notes are an integral part of these financial statements

                                   eCom.com, Inc.
                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                     Nine Months Ended
                                          June 30, 2001          June 30, 2000

Cash Flows From Operating Activities:
Net Loss for the period                  $(318,373)                 $(251,293)
Adjustments to reconcile net loss to
net cash used by operating activities:
Decrease in accounts payable                (1,800)                  (122,007)

Net cash used by operations               (320,173)                  (373,300)

Cash Flows From Investing Activities:
Purchase of eSearchB2B Web Crawler
Proprietary Software                             0                 (1,250,000)

Cash Flows From Financing Activities:
Increase (decrease) in debenture payable   (680,326)                1,123,300
Issuance of common stock                    750,000                   500,000

Net cash used in financing                   69,674                 1,623,300

Net Increase (Decrease) in Cash            (250,499)                        0

Beginning Cash Balance                      250,499                         0

Ending Cash Balance                               0                         0

The accompanying notes are an integral part of these financial statements

                                  eCom.com, Inc.
                           NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

NOTE 1 B BASIS OF PRESENTATION

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

NOTE 2 B RELATED PARTY TRANSACTIONS NOTE 2 O RELATED PARTY TRANSACTIONS

Due to related parties at June 30, 2001 consist of the following:

Advances payable to an entity controlled by an
officer and shareholder of the Registrant represent
advances, secured with floating debenture and due on demand          $59,039

Total due to related parties                                         $59,039

ITEM 2.  PLAN OF OPERATION.

The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Twelve-Month Plan of Operation.

The Registrant is continuing to expand its entry into "not-for-profit" fund raising using "1-900" "pay-per-call" telephone numbers as outlined in the Registrant=s business plan in its Form 10-KSB. With campaign finance reform a central issue in the Congress, the Registrant is negotiating agreements for the use of the Registrant's two political "1-900" fund raising numbers: 1-900-DEMOCRAT and 1-900-REPUBLICAN. These numbers could raise hundreds of millions of dollars for both the Democratic and Republican parties. To assist in the development process, the Registrant has retained the services of Benjamin Cohen to attempt to procure a contract with the Democratic National Committee for the exclusive use by the DNC of the "pay-per-call" telephone number 1 900 "DEMOCRAT" (see Exhibit 10.2 to this Form 10-QSB; (although this agreement was executed in July 2000, it was finalized by the initial payment of shares of common stock, pursuant to a Form S-8, to Mr. Cohen in December 2000)).

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

The Registrant=s internet timeshare web sites
"timeshareonlinerealty.com" and  "timeshareunitsales.com" are still in the
development stage.   Once the sites are completed, the Registrant will
actively solicit registration of timeshare properties from around the world to list for sale through these web sites using the Registrant's new browser "esearchb2b.com."

The Registrant has previously acquired proprietary software for an Internet Meta Crawler, "eSearchB2B." This web search engine searches other search engines for users input. Revenues sources from this web search engine are projected to start in 2001 from this acquisition.

The Registrant continues in its efforts to finance the Paraguayan hydrocarbon concessions. During 2000 and early 2001, the increase in the world price of oil and gas has led to an increase in interest in hydrocarbon
exploration and development.   Activity in this field has historically been
cyclical and the Registrant considers that this has already been taken into account.

Capital Expenditures.

There were no material capital expenditures during the quarter ended June 30, 2001.

Risk Factors Connected with Plan of Operation.

(a)  Limited Prior Operations.

The Registrant has only had limited prior operations and has embarked on a new business direction within the past few years, which has not generated any revenue for the Registrant. The Registrant has incurred losses from operations: $318,373 for the nine months ended June 30, 2001, $424,431 for the fiscal year ended September 30, 2000 and $403,642 for the fiscal year ended September 30, 1999. At June 30, 2001, the Registrant had an accumulated deficit of $26,084,024. Thus, the Registrant is subject to all the risks inherent in the creation of a new business. The likelihood of the success of the Registrant must be considered in the light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the expansion of a business and the competitive environment in which the Registrant operates. Unanticipated delays, expenses and other problems such as setbacks in product development, and market acceptance are frequently encountered in connection with the expansion of a business.

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

(c)  Success of Registrant Dependent on Management.

The Registrant's success is dependent upon the hiring of key administrative personnel. None of the Registrant's officers, directors, and key employees have an employment agreement with the Registrant; therefore, there can be no assurance that these personnel will remain employed by the Registrant after the termination of such agreements. Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the Registrant=s business and prospects. In addition, management has no experience is managing companies in the same business as the Registrant.

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

(d)  Indemnification of Directors and Officers.

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

(e)  Potential Conflicts of Interest Involving Management.

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

(f)  Influence of Other External Factors on Prospects for Registrant.

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

(g)  Non-Cumulative Voting

Holders of the shares are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Registrant, and the minority shareholders will not be able to elect a representative to the Registrant's board of directors.

(h)  Absence of Cash Dividends

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

(i)  Limited Public Market for Registrant's Securities.
There has been only a limited public market for the shares of common stock of the Registrant. There can be no assurance that an active trading market will develop or that purchasers of the shares will be able to resell their securities at prices equal to or greater than the respective initial public offering prices. The market price of the shares may be affected significantly by factors such as announcements by the Registrant or its competitors, variations in the Registrant's results of operations, and market conditions in the retail, electronic commerce, and internet industries in general. The market price may also be affected by movements in prices of stock in general. As a result of these factors, investors in the Registrant may not be able to liquidate an investment in the shares readily, or at all.

(j)  No Assurance of Continued Public Trading Market; Risk of Low
Priced Securities.

There has been only a limited public market for the common stock of the Registrant. The common stock of the Registrant is currently quoted on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. The regulations governing low-priced or penny stocks sometimes limit the ability of broker-dealers to sell the Registrant's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

(k)  Effects of Failure to Maintain Market Makers.

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

(l)  Shares Eligible For Future Sale.

All of the 175,423 (post reverse split) shares of common stock which are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Registrant (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that certain current public information is then available. If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

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

PART II B OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Registrant and its counsel are taking the position that certain individuals, corporations and/or financial institutions that either profited from or participated in the hydrocarbon financing transaction with the Registrant through Barclay=s Bank should compensate the Registrant for breach of the original contractual agreements. The Registrant has consulted with counsel and is considering all legal alternatives with regard to this matter.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a) On April 30, 2001, the Company consolidated the issued and outstanding common shares of the Company on the basis of one new share for ten old shares.

(b) On June 4, 2001, the Company sold to Rukos Security Advice AG 10 million restricted common shares at a purchase price of $0.07 per share and a share purchase warrant allowing Rukos to purchase an additional 10 million shares at a price of $0.10 per share for a period of three years from the date of issuance. The proceeds of this financing will be used for the repayment of corporate debt and general working capital purposes.

This offering was undertaken under Regulation S by the fact that:

the sale was made in an offshore transaction;

no directed selling efforts were made in the United States by the Registrant; and

offering restrictions were implemented in compliance with Rule 902(g) under the Securities Act of 1933, the sale was not made to a U.S.
person or for the account or benefit of a U.S. person, and the sale was made pursuant under the following conditions:

the purchaser certified that it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person;

the purchaser agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act of 1933, or pursuant to an available exemption from registration; and agrees not to engage in hedging transactions with regard to such securities unless in compliance with the Act;

the securities contain a legend to the effect that transfer is prohibited except in accordance with the provisions of Regulation S, pursuant to registration under the Act, or pursuant to an available exemption from registration; and that hedging transactions involving those securities may not be conducted unless in compliance with the Act; and

the Registrant is required by contract to refuse to register any transfer of the securities not made in accordance with the provisions of Regulation S, pursuant to registration under the Act, or pursuant to an available exemption from registration.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

No reports on Form 8-K was filed during the third quarter of the fiscal year covered by this Form 10-QSB.

                                  SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            eCom.com, Inc.



Dated: July 26, 2001                        By: /s/ Sidney B. Fowlds
                                            Sidney B. Fowlds, President

                                   EXHIBIT INDEX

Exhibit                          Description
No.

2.1     Bearer Debenture issued by the Registrant (formerly known as Texas
        Petroleum Corporation) and held by Xanthos Management Corporation
       (formerly known as Texas Petroleum Corporation), dated October 31,
        1992 (incorporated by reference to Exhibit 2.1 to the Form 10-KSB filed on January 17, 2001).

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