Form 10KSB
period 2001-09-30
ECOM COM INC
filed 2002-01-24
CIK 311842

U.S. SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                       FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                               COMMISSION FILE NUMBER: 0-9071

                                     eCom.com, Inc.
               (Exact name of registrant as specified in its charter)

              Nevada                                             74-2026624
(State or jurisdiction of incorporation                      (I.R.S. Employer
          or organization)                                  Identification No.)

      3900 Birch Street, Suite 113, Newport Beach, California         92660
        (Address of principal executive offices)                   (Zip Code)

                     Registrant's telephone number:  (877) 613-3131

        Securities registered pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to Section 12(g) of the Act: Common
                               Stock, $0.001 Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the
past 90 days.  Yes    X     No         .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

     The Registrant's revenues for the fiscal year ended September 30, 2001 were zero. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 1, 2001: $4,707,547. As of December 1, 2000, the Registrant had 31,559,071 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes      No  X.

                                    TABLE OF CONTENTS

PART I.
                                                                           PAGE

     ITEM 1.  DESCRIPTION OF BUSINESS                                         3

     ITEM 2.  DESCRIPTION OF PROPERTY                                         7

     ITEM 3.  LEGAL PROCEEDINGS                                               8

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            8

PART II.

     ITEM 5.  MARKET FOR COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS                                 8

     ITEM 6.  PLAN OF OPERATION                                              10

     ITEM 7.  FINANCIAL STATEMENTS                                           15

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE                         15

PART III.

     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS; COMPLIANCE WITH SECTION
              16(A) OF THE EXCHANGE ACT                                      16

     ITEM 10.  EXECUTIVE COMPENSATION                                        17

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                                         18

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                19

     ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                              19

SIGNATURES                                                                   21

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development.

     The Registrant was originally incorporated as Caribou Energy, Inc. in Colorado on October 3, 1978. As of October 1, 1994, the
Registrant changed its name to E.T. Capital, Inc.  As of October 15,
1999, the Registrant changed its name from E.T. Capital, Inc. to eCom.com, Inc.

     On June 10, 2000, the Registrant caused the jurisdiction of the Registrant to be moved from the State of Colorado to the State of Nevada and the Articles of Incorporation of eCom.com, Inc. are now governed by the Laws of the State of Nevada. The total number of shares of all classes of stock which the Corporation shall have the Authority to issue is 200,000,000 par value of, consisting of 190,000,000 shares of common stock par value $0.001 and 10,000,000 shares of preferred stock par value $0.001. As of the record date of May 14, 2001, the Registrant did a 10-1 reverse split of its common stock.

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

     The Registrant began to look seriously for an acquisition with additional resources. It acquired North American Equity in 1984 which brought approximately US$6,650,000 in oil and gas properties into the Registrant. The oil and gas industry continued its decline and after several years and the new properties became uneconomic. The Registrant continued to search for other acquisitions. In 1988, the Registrant abandoned all of its oil and gas properties and all accounts associated with oil and gas have been written off.

     By an agreement dated June 10, 1992, the Registrant secured all the rights, title and interest to the E.T. "TeleManagement" VoiceMail System and 1-800 and 1-900 "pay-per-call" telephone numbers and information center from a Nevada corporation, E.T. Network, Inc., for $6,650,000.00. This purchase was financed by the sale of 20,000,000 Regulation "S" restricted shares of the Registrant. E.T. Network, Inc. was a Nevada corporation which owned the world-wide rights to the E.T. "TeleManagement" VoiceMail System and the 1-800 and 1-900 "pay-per-call" telephone numbers and information center. Its wholly-owned subsidiary was Encryption Technology Canada, Inc. ("E.T."). This subsidiary owned the rights for the VoiceMail system in Canada. The assets of E.T. Network, Inc. (the Nevada Corporation) and Encryption Technology Canada, Inc. were then transferred to the Colorado Corporation. Encryption Technology Canada, Inc. has been de-registered and is no longer in existence.

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

Financial Information About Foreign and Domestic Operations and
Export Sales.

     The Registrant opened offices in Germany and Switzerland to assist in financing the various projects of the Registrant. It entered into an Option Agreement with respect to hydrocarbon concessions in the Republic of Paraguay, but there are no foreign operations or export sales at this time. This is changing rapidly and it is anticipated that the Registrant will have expanded its operations in Europe and South America by fiscal 2002.

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

Employment.

     The Registrant has no full-time employees. The policy of the Registrant has been to utilize consultants and other professionals on and ad hoc, when needed, basis until the size of the Registrant warrants the employment of paid employees. The Registrant anticipates the need for paid employees during fiscal 2002. The Registrant considers its employee relations to be satisfactory under the circumstances.

Recent Developments.

     The Registrant entered into various agreement in July 2001 in connection with the proposed purchase of 30 acres of vacant land in Elko County, Nevada for $7,500,000 using a combination of 1,000,000 shares of preferred stock and 1,500,000 shares common stock of the Registrant, and a promissory note for $1,000,000. This purchase was to be accomplished through the purchase of all the outstanding preferred and common stock of Royal Oasis Corporation, a Nevada corporation, the actual owner of this land. This purchase was to be in connection with additional financing being sought by the Registrant in the amount of approximately $40 million to build a casino on this acreage on the Nevada/Utah border.

     This financing package was terminated after September 11, 2001.
The agreements in connection with this acquisition (see Exhibits 10.3 through 10.12 to this Form 10-KSB), which consist of acquisition agreements and a consulting agreement, were then terminated prior to September 30, 2001 by mutual consent of the parties and all of the shares issued in connection with this acquisition were returned to the Registrant for cancellation. The 7,500,000 million consulting shares paid in connection with this acquisition were retained by the individuals who introduced this acquisition to the Registrant since the financing did not occur through circumstances beyond their control and they performed their services under the respective agreements.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Registrant is provided office space and equipment by JRM
Financial Services, Inc. as part of the management services rendered by this company to the Registrant.

ITEM 3.  LEGAL PROCEEDINGS.

     The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

     The Registrant's shares of common stock are traded on the Over the Counter Bulletin Board (under the symbol "ECOC"; prior to June 8, 2001 the symbol was "ECMM", and prior to November 5, 1999 the symbol was "ETCP") and the range of closing bid prices shown below is as reported by that exchange. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on September 30, 2001

                                                 High      Low

Quarter Ended December 31, 2000                  0.08      0.03
Quarter Ended March 31, 2001                     0.03      0.02
Quarter Ended June 30, 2001 *                    0.16      0.02
Quarter Ended September 30, 2001                 0.16      0.03

* June 8, 2001 is the first date that the stock traded after the effective date of the 10-1 reverse split, effective on May 14, 2001.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on September 30, 2000

                                                 High      Low

Quarter Ended December 31, 1999                  0.15      0.06
Quarter Ended March 31, 2000                     0.72      0.12
Quarter Ended June 30, 2000                      0.37      0.12
Quarter Ended September 30, 2000                 0.15      0.08

Holders of Common Equity.

     As of December 1, 2001, there were approximately 1,000 shareholders of record of the Registrant's common stock.

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

Sales of Unregistered Securities.

     The Registrant made the following sales of unregistered securities during the fiscal year ended on September 30, 2001:

     (a) On June 4, 2001, the Registrant sold 10,000,000 shares of its common stock to Rukos Security Advice A.G. of Frankfurt, Germany, who purchased the shares on behalf of its clients in that country. The total consideration received for this transaction was $700,000, or $0.07 per share. Attached to each share, was a warrant to purchase one share of common stock of the Registrant, exercisable at $0.15 per shares for a period of three years from June 4, 2001.

     (b) On July 1, 2001, the Registrant granted and issued options covering a total of 10,000,000 shares of common stock to Mr. Fowlds and two consultants for the Registrant. These options were granted under the Registrant's Stock Incentive Plan.

These offerings were undertaken under Regulation S by the fact that:

     the sales were made in an offshore transaction;

     no directed selling efforts were made in the United States by the Registrant; and

     offering restrictions were implemented in compliance with Rule 902(g) under the Securities Act of 1933 ("Act"), the sale was not made to a U.S. person or for the account or benefit of a U.S. person, and the sale was made pursuant under the following conditions:

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

     (c) On August 2, 2001, the Registrant issued a total of 1,500,000 shares of common stock in connection with the proposed acquisition described under Description of Business - Recent Developments. On this date, the Registrant also issued a total of 620,000 shares of preferred stock in connection with this transaction. These shares were issued to a total of four individual investors. All these shares were cancelled effective on September 27, 2001 in connection with a formal termination of this transaction (see Exhibit 10.5 to this Form 10-KSB).

These offerings (common and preferred shares) were undertaken under Rule 506 of Regulation D by the fact that:

     the sales were made to sophisticated investors as defined in Rule 502;

     the Registrant gave each purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the company possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

     at a reasonable time prior to the sale of securities, the Registrant advised the purchasers of the limitations on resale in the manner contained in paragraph Rule 502(d)2 of this section;

     neither the Registrant nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

     the Registrant exercised reasonable care to assure that the purchasers of the securities are not underwriters within the meaning of section 2(11) of the Act in compliance with Rule 502(d).

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

     To develop cash flow from the "1-900" concept, the Registrant will continue to rely on JRM Financial Services, Inc. to finance the Registrant's ongoing overhead under the terms of the bearer debenture it holds until fund raising contracts have been signed (see notes to September 30, 2000 audit as filed and as part of the September 30, 2000 Form 10-KSB). The Registrant has sufficient cash funds to maintain operations for the next twelve months.

     The Registrant's internet timeshare web sites
"timeshareonlinerealty.com" and  "timeshareunitsales.com" are still
in the development stage.   Once the sites are completed, the
Registrant will actively solicit registration of timeshare properties from around the world to list for sale through these web sites using the Registrant's new browser "esearchb2b.com."

     The Registrant has previously acquired proprietary software for an Internet Meta Crawler, "eSearchB2B." This web search engine searches other search engines for users input. Revenues sources from this web search engine are projected to start in 2002 from this acquisition.

     The Registrant continues in its efforts to finance the Paraguayan hydrocarbon concessions. During 2000 and early 2001, the increase in the world price of oil and gas has led to an increase in interest in hydrocarbon exploration and development (although there
have been recent declines in the price).   Activity in this field has
historically been cyclical and the Registrant considers that this has already been taken into account.

Capital Expenditures.

     There were no material capital expenditures during the fiscal year ended September 30, 2001.

Risk Factors Connected with Plan of Operation.

(a)  Limited Prior Operations, History of Operating Losses, and
Accumulated Deficit May Affect Ability of Registrant to Survive.

     The Registrant has had limited prior operations to date. Since the Registrant's principal activities to date have been limited to organizational activities, research and development, and prospect development, it has no record of any revenue-producing operations. Consequently, there is only a limited operating history upon which to base an assumption that the Registrant will be able to achieve its business plans. In addition, the Registrant has only limited assets.
As a result, there can be no assurance that the Registrant will generate significant revenues in the future; and there can be no assurance that the Registrant will operate at a profitable level. If the Registrant is unable to obtain customers and generate sufficient revenues so that it can profitably operate, the Registrant's business will not succeed. Accordingly, the Registrant's prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business.

     The Registrant has incurred losses from operations: $424,431 for the fiscal year ended September 30, 2000 and $1,925,204 for the fiscal year ended September 30, 2001. At September 30, 2001, the Registrant had an accumulated deficit of $27,690,855. This raises substantial doubt about the Registrant's ability to continue as a going concern.

     As a result of the fixed nature of many of the Registrant's expenses, the Registrant may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the development and marketing of the Registrant's products or any capital raising or revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on the Registrant's operations and financial condition.

(b)  Need for Additional Financing May Affect Operations and Plan of
Business.

     The working capital requirements associated with the plan of business of the Registrant will continue to be significant. The Registrant anticipates, based on currently proposed assumptions relating to its operations (including with respect to costs and expenditures and projected cash flow from operations), that it can generate sufficient financing through a floating debenture with JRM Financial Services, Inc. (formerly held by Xanthos Management Corporation) to continue its operations for an indefinite period at the current level without requiring additional financing. The Registrant does not anticipate, at the present time, needing to raise any additional capital in the next twelve months to implement its sales and marketing strategy and grow. In the event that the Registrant's plans change or its assumptions change (due to unanticipated expenses, technical difficulties, or otherwise), the Registrant would be required to seek additional financing sooner than currently anticipated or may be required to significantly curtail or cease its operations.

     Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

     If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on the business, operating results and financial condition. In addition, if additional shares were issued to obtain financing, current shareholders may suffer a dilutive effect on their percentage of stock ownership in the Registrant.

(c) Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Registrant.

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

     In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant. Shareholders of the Registrant will only have rights associated with such ownership to make decision which effect the Registrant. The success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the Registrant. Accordingly, no person should invest in the shares unless he is willing to entrust all aspects of the management of the Registrant to the officers and directors.

(d) Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Registrant.

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

(e) Potential Conflicts of Interest May Affect Ability of Officers and Directors to Make Decisions in the Best Interests of Registrant.

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

(f)  Other External Factors May Affect Viability of Registrant.

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

(g)  Non-Cumulative Voting May Affect Ability of Shareholders to
Influence Registrant Decisions.

     Holders of the shares are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Registrant, and the minority shareholders will not be able to elect a representative to the Registrant's board of directors.

(h)  Absence of Cash Dividends May Affect Investment Value of
Registrant's Stock.

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

(i) Any Shares Issued to JRM Financial Services, Inc. in Payment of Debenture May Result in Dilution to Other Shareholders, and Control by JRM.

     Under the debenture agreement between the Registrant and JRM, JRM has the right to convert any portion or all of the principal amount due under the debenture which may at any time be outstanding into restricted common shares of the Registrant at a price of $0.50 per share. Any shares issued under the conversion privileges of this debenture shall carry an "A" share purchase warrant allowing the holder thereof to purchase from the Registrant, at a price of $0.75, one additional restricted share for each "A" share purchase warrant held. The share purchase warrant shall be valid for a period of two
(2) years after the date of issuance of the said share purchase warrant. Any "A" share purchase warrants exercised will be issued one common share and one "B" share purchase warrant allowing the holder thereof to purchase from the Registrant, at a price of 1.00, one additional restricted share for each "B" share purchase warrant held.

(j) No Assurance of Continued Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Registrant's Stock.

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

ITEM 7.  FINANCIAL STATEMENTS.

     Financial statements as of and for the year ended September 30, 2001, and for the year ended September 30, 2000 are presented in a separate section of this report following Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The names, ages, and respective positions of the directors and executive officers of the Registrant are set forth below. The directors named below will serve until the next annual meeting of the Registrant's stockholders or until their successors are duly elected and have qualified. Directors are elected for a term until the next annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs. There are no other promoters or control persons of the Registrant. There are no legal proceedings involving the directors and officers of the Registrant.

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

     Based solely on a review of the with respect to the fiscal year ended September 30, 2001 and subsequently, the Registrant is aware that a Form 4 for the acquisition of stock options, and the immediate exercise thereof, by Mr. Fowlds, and Form 5's for each of the directors and executive officers were not filed by the respective due dates; the Form 5's (the one for Mr. Fowlds which will reflect the acquisitions noted) are now in the process of being prepared for filing. The Registrant is unaware that any other required reports were not timely filed.

ITEM 10.  EXECUTIVE COMPENSATION.

     (a) The current officers and directors have not received any salary or other compensation to date (other than Mr. Fowlds) in such capacities. They will not be remunerated until the Registrant turns profitable.
                           EXECUTIVE COMPENSATION


                                          Summary Compensation Table
                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                 Other           Restricted   Securities
principal                                annual             stock     underlying      LTIP    All other
position        Year     Salary   Bonus   compensation     award(s)    options/SARs    payouts compensation
                          ($)     ($)       ($)             ($)           (#)           ($)       ($)

Sidney B. Fowlds 2001      0       0         0               0         7,500,000         0         0
President        2000      0       0         0               0             0             0         0
                 1999      0       0         0               0             0             0         0



                                  OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                        (Ended September 30, 2001)
                                            [Individual Grants]


                       Number of                Percent of total
                       securities               options/SARS
                       underlying               granted to             Exercise or
                       options/SARs             employees in           base price         Expiration
Name                   granted (#)              fiscal year              ($/Sh)              date
(a)                       (b)                       (c)                   (d)                (e)
Sidney B. Fowlds
President              7,500,000                   75%                 15% of market      July 2011
                                                                       Price on date
                                                                       Of exercise



                             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                          AND FY-END OPTION/SAR VALUES
Name                 Shares acquired on    Value realized    Number of securities        Value of
                       exercise (#)                ($)       underlying unexercised      unexercised in-
                                                             options/SARs at FY-end      the money options/
                                                             (#)Exercisable/             SARs at FY-end($)
                                                             Unexercisable               Exercisable/
                                                                                         Unexercisable
 (a)                       (b)                   (c)               (d)                        (e)

Sidney B. Fowlds
President             7,500,000            $828,750                 0                          -



(1) Under Item 402(d)(2) of Regulation S-B, this figure is calculated by determining the difference between the fair market value of the securities underlying the options on the date of exercise in July 2001 ($0.13 per share) and the exercise price of the options on the date of exercise (15% of $0.13).

     There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there is no existing plan provided for or contributed to by the Registrant. The Registrant has adopted a non-qualified Stock Incentive Plan for its employees and consultants, and options covering a total of 10,000,000 shares were granted during the fiscal year ended September 30, 2001.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of December 1, 2001 (31,559,071 issued and outstanding) (the Registrant also currently has the following which are presently exercisable: (a) 15,000,000 warrants issued on July 3, 2000, exercisable at $0.15 per share until July 3, 2003; and (b) 10,000,000 warrants issued on June 4, 2001, exercisable at $0.10 per shares until June 4, 2004) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of         Name and Address                  Amount and       Percent of
Class            of Beneficial Owner               Nature of          Class
                                                   Beneficial
                                                   Owner (1)

Common Stock     Sidney B. Fowlds                   7,675,423 (2)      24.32%
                 3900 Birch Street, Suite 113
                 Newport Beach, California 92660

Common Stock     John Johnston                              0           0.00%
                 3900 Birch Street, Suite 113
                 Newport Beach, California 92660

Common Stock     Robert M. Miller                           0           0.00%
                 3900 Birch Street, Suite 113
                 Newport Beach, California 92660

Common Stock     Anthony V. Feimann                         0           0.00%
                 3900 Birch Street, Suite 113
                 Newport Beach, California 92660

Common Stock     Shares of all directors and        7,675,423          24.32%
                 executive officers as a group (4
                 persons)

(1) Except as noted, none of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

(2) 175,423 of these shares are actually held in the name of North American Oil and Gas, a company controlled by Mr. Fowlds.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Other than as set forth below, since the beginning of the Registrant's last fiscal year, there have not been any transaction that have occurred between the Registrant and its officers, directors, and five percent or greater shareholders.

     (a) As the Registrant has been unable to meet its financial obligations as they became due, Xanthos Management Corporation (formerly known as Texas Petroleum Corporation), offered to pay the obligations on behalf of the Registrant and agreed to make payments as required, such payments secured by and subject to the terms of a debenture duly filed and registered with the Secretary of State for the State of Colorado (see Exhibit 2.1 of this Form 10-KSB). This firm is controlled by the adult daughter of Mr. Fowlds. This arrangement was formally terminated by the parties on October 1, 2000.

     This debenture, dated October 31, 1992, was secured by the Registrant's assets of the "TeleManagement" System, 1-900 propriety numbers, 1-800 services and the eSearchb2b Web Crawler. The total aggregate principal amount of the debenture is $5,000,000.00 that may be outstanding at any time and interest shall be payable at ten (10) percent per annum.

     (b) JRM Financial Services, Inc., an entity in which one of the directors is Mr. Fowlds, formally assumed the obligations under the debenture as of October 1, 2000 (when it paid off the outstanding balance under the debenture at that time) when it was assigned to that company by Xanthos. By resolution of the Board of Directors, dated October 1, 2000, the Registrant is authorized to pay the sum of $25,000 per month to JRM as management fees under the debenture in order to cover office, telephone, automobile and travel, and promotion.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth under the Exhibit Index.

Reports on Form 8-K.

     There were no reports on Form 8-K filed during fourth quarter of the fiscal year ended on September 30, 2001.

Index to Financial Statements and Schedules                             Page

     Report of Independent Auditor                                        24

     Balance Sheets as of September 30, 2000,
     September 30, 2000, and September 30, 1999                           25

     Statements of Operations for the years ended
     September 30, 2001 and September 30, 2000                            27

     Statements of Stockholders' Equity for the years ended
     September 30, 2001 and September 30, 2000                            28

     Statements of Cash Flows for the years ended
     September 30, 2001 and September 30, 2000                            30

     Notes to Financial Statements                                        31

                                        SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    eCom.com, Inc.


Dated: January 22, 2001                            By: /s/ Sidney B. Fowlds
                                                   Sidney B. Fowlds, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

        Signature                    Title                        Date

/s/  Sidney B. Fowlds       President/Chairman of the Board   January 22, 2001
Board Sidney B. Fowlds

/s/  John Johnston          Vice President/Director           January 22, 2001
John Johnston

/s/  Robert M. Miller       Director                          January 22, 2001
Robert M. Miller

/s/  Anthony V. Feimann     Secretary/Treasurer               January 22, 2001
Anthony V. Feimann         (principal financial and
                            accounting officer)

                               REPORT OF INDEPENDENT AUDITOR

                                 Janet Loss, C.P.A., P.C.
                                Certified Public Accountant
                           1780 South Bellaire Street, Suite 500
                                   Denver, Colorado 80222
                                       (303)782-0878

Board of Directors
eCom.com, Inc.
(Formerly E.T. Capital, Inc.)
3900 Birch Street, Suite 113
Newport Beach, California 92660

I have audited the accompanying Balance Sheets of eCom.com, Inc. (Formerly E. T. Capital, Inc.) as of September 30, 2001, 2000 and 1999, and the Statements of Operations, Stockholders' Equity and Cash Flows for the years ended September 30, 2001 and 2000. The financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

My examination was made in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance as to whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial evidence supporting amounts and disclosures in the financial statements. An audit also includes significant estimates made by management as well as estimating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eCom.com, Inc. (Formerly E. T. Capital, Inc.) as of September 30, 2001 and
2000, and the results of its operations and changes in cash flow for the years ended September 30, 2001 and 2000, in conformity with generally accepted accounting principles applied on a consistent basis.


/s/  Janet Loss, C.P.A., P.C.
Janet Loss, C.P.A., P.C.
Denver, Colorado
January 10, 2002

                                     eCom.com, Inc.
                             (Formerly E.T. CAPITAL, INC.)
                                     BALANCE SHEETS

                                          ASSETS

                                 September 30     September 30     September 30
                                     2001             2000             1999

CURRENT ASSETS:
 Cash in Checking                $          0     $   250,499       $        0

FIXED ASSETS:
 Equipment (Note 2)                   534,886         534,886          534,866

 Less accumulated
  Depreciation                       (534,886)       (534,886)        (534,866)

 Net Fixed Assets                           0               0                0

OTHER ASSETS:
 eSearchB2B Web
  Crawler (Note 9)                    833,333       1,250,000                0

 Rights' Title, net of
 mortization (Note 2)                       1               1

Product Development
 Expenditures, net of
 amortization (Note 2)                      0          60,962         121,922

Total Other Assets                    833,334       1,310,963         121,923

TOTAL ASSETS                          833,334       1,561,462         121,923

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Accounts Payable                       2,287           1,800         122,007

LONG-TERM LIABILITIES: (Note 4)
 Debenture Payable, JRM
 Financial Services, Inc.             185,954         739,365         755,188

STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred Stock, par value $0.001,
  10,000,000 shares authorized,
  none outstanding                          0               0               0

 Common stock, par value $0.001,
  190,000,000 shares authorized
  31,559,071, 39,959,739, and
  58,787,216 shares issued
  and outstanding                   4,744,579       4,716,079       4,516,079

 Paid-In-Capital in excess
  of par value                     23,591,369      21,869,869      20,069,869

 Accumulated (Deficit)            (27,690,855)    (25,765,651)    (25,341,220)

TOTAL STOCKHOLDERS'
EQUITY (DEFICIT)                      645,093         820,297        (755,272)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)        833,334       1,561,462         121,923

     The accompanying notes are an integral part of the financial statements

                                   eCom.com, Inc.
                         (Formerly E.T. Capital, Inc.)

                            STATEMENTS OF OPERATIONS

                                              For the Year      For the Year
                                                 Ended             Ended
                                              September 30      September 30
                                                  2001              2000

REVENUES                                      $         0       $         0

GENERAL AND ADMINISTRATIVE EXPENSES:
 Accounting                                   $         0       $     1,800
 Amortization                                     477,629            60,960
 Auto Expenses                                     12,000            12,000
 Consulting and Management Fees                 1,100,000           103,090
 Rent Expense                                      50,400            50,400
 Telephone Expense                                 36,000            36,000
 Travel and Promotions                            180,000           180,000
 Transfer & filing fees                             2,287                 0

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES       1,858,316           444,250

NET (LOSS) BEFORE OTHER INCOME (EXPENSES)      (1,858,316)         (444,250)

OTHER INCOME AND (EXPENSES):
 Forgiveness of Debt                                    0            82,007
 Interest Expense                                  66,888           (62,188)

TOTAL OTHER INCOME AND (EXPENSES)                 (66,888)           19,819

NET (LOSS)                                    $(1,925,204)      $  (424,431)

Basic and Diluted Earnings
 (Loss) Per Share                            $     (.1726)      $    (.0182)

WEIGHTED AVERAGE
SHARES OUTSTANDING                             11,150,890        23,347,239

     The accompanying notes are an integral part of the financial statements

                                    eCom.com, Inc.
                           (Formerly E.T. Capital, Inc.)

                          STATEMENTS OF STOCKHOLDERS' EQUITY

                                            Common
Total
                           Class A          Stock         Additional
Stockholders'
                             $.01          Par Value        Paid In
Equity
                            Shares          Amount         Capital
(Deficit)      (Deficit)
Balance October 1 1998     58,787,216      $4,516,079     $20,069,869
$(24,987,578)  $    351,630

Net (Loss) for the year
ended September 30, 1999            0               0               0
(403,642)      (403,642)

Balance September 30 1999  58,787,216       4,516,079      20,069,869
(25,341,220)      (755,272)

1 for 3 reverse
stock split               (39,191,477)              0               0
0              0

Private placement of
common shares @
$0.10, with warrants
(Note 10)                   5,000,000          50,000        450,000
0        500,000

Private placement of
common shares @ $0.10,
with warrants (note 10)    15,000,000         150,000      1,350,000
0      1,500,000

Net (Loss) for the Year
Ended September 30 2000             0               0              0
(424,431)      (424,431)

Balance September 30 2000  39,595,739       4,716,079     21,869,869
(25,765,651)       820,297

December 11 2000
Issuance of shares for
consulting services @
$0.05                       1,000,000           1,000         49,000
0         50,000

April 30 2001 Reverse
split 1 for 10            (36,536,668)              0              0
0              0

June 4, 2001 Sale of
shares in a Regulation S
S offering @ $0.07 (Note
10)                        10,000,000          10,000       690,000
0        700,000

July 2, 2001 Issuance of
shares for incentive
stock options @ $0.025     10,000,000          10,000       240,000
0        250,000

July 25, 2001 Issuance of
shares for consulting
services @ $0.10            7,500,000           7,500       742,500
0        750,000

Net (Loss) for the year
ended September 30, 2001            0               0             0
(1,925,204)    (1,925,204)

Balance September 30 2001  31,559,071       4,744,579    23,591,369
(27,690,855)       645,093

         The accompanying notes are an integral part of the financial statements


                                        eCom.com, Inc.
                               (Formerly E.T. Capital, Inc.)

                                    STATEMENTS OF CASH FLOWS

                                               For the Year      For the Year
                                                  Ended             Ended
                                               September 30      September 30
                                                   2001               2000

Net Cash Flows From Operating Activities:

 Net (loss)                                    $ (1,925,204)     $   (424,431)

 Adjustments to Reconcile
 Net (Loss) to Cash (Loss)
 From Operating Activities:

  Amortization                                      477,629            60,960

Less non-cash working
 Capital items:
 Increase (Decrease) in Accounts payable                487          (120,207)

  Sub-total                                      (1,447,088)         (483,678)

Investing Activity
 Purchase of eSearchB2B Web
  Crawler proprietary software                            0        (1,250,000)

Financing Activity
 Increase (Decrease) in Debenture Payable          (553,411)          (15,823)

 Issuance of shares of Common Stock               1,750,000         2,000,000

INCREASE (DECREASE) IN CASH                       1,196,589         1,984,177

INCREASE (DECREASE) IN CASH                        (250,499)          250,499

CASH, BEGINNING OF PERIOD                           250,499                 0

CASH, END OF THE PERIOD                                   0           250,499

   The accompanying notes are an integral part of the financial statements

                                  eCom.com, Inc.
                         (Formerly E.T. Capital, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - HISTORY

E.T. Capital, Inc. (formerly Caribou Energy, Inc.) was incorporated in Colorado in 1978. The Company was originally engaged in oil and gas exploration from its inception until 1988. In 1988, the Company abandoned all of its oil and gas properties and all accounts associated with oil and gas have been written off.

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

The assets of E.T. Network, Inc. (the Nevada Corporation) and
Encryption Technology Canada, Inc. were then transferred to the Colorado Corporation. Encryption Technology Canada, Inc. has been de-registered and is no longer in existence. As of October 15, 1999, the Company changed it's name from E. T. Capital, Inc. to eCom.com, Inc.

On June 10, 2000, the Company caused the jurisdiction of the Company to be moved from the State of Colorado to the State of Nevada and the Articles of Incorporation of eCom.com, Inc. are now governed by the Laws of the State of Nevada. The total number of shares of all classes of stock which the corporation shall have the authority to issue is 200,000,000, consisting of 190,000,000 shares of common stock par value $0.001 and 10,000,000 shares of preferred stock par value $0.001.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Method of Accounting

The company is on the accrual basis of accounting for financial statements and income tax purposes.

Fixed Assets and Depreciation

Fixed assets are made up of computer equipment, cellular phones and furniture. The furniture was put into use October 1, 1991, and equipment was put into use October 1, 1992. Both furniture and equipment are full depreciated.

Amortization

The purchased rights for the TeleManagement VoiceMail system and product development expenditures were amortized over the estimated useful life of four(4) years. The eSearchB2B Web Crawler is being amortized over three (3) years.

Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

NOTE 3 - RELATED PARTIES

As the corporation was unable to meet its financial obligations as they became due, JRM Financial Services, Inc. offered to pay the obligations on behalf of the Company and agreed to make payments as required, such payments secured by and subject to the terms of a floating debenture and due on demand. JRM Financial Services, Inc. is an entity associated to an officer and shareholder of the Company.

At the annual general meeting, the shareholders of the Company authorized management fees of $25,000 per month and auto, rent, telephone, travel and promotion expenses to be $23,000 per month and to be paid by JRM Financial Services, Inc.

NOTE 4 - DEBENTURE PAYABLE, BEARER

This debenture is dated October 1, 1992, and is secured by the company assets of E.T. "TeleManagement" System, 1-900 propriety numbers, 1-800 services and the eSearchB2B Web Crawler. The total aggregate principal amount of the debenture shall be $5,000,000.00 may be outstanding at any time and interest shall be payable at ten
(10) percent per annum.

NOTE 5 - FISCAL YEAR

The Company adopted a fiscal year end of September 30th.

NOTE 6 - CURRENCY EXCHANGE

The financial statements are presented in dollar amounts based on the United States Currency Exchange.

NOTE 7 - ACQUISITIONS  AND FINANCING

In April, 1996 the Company acquired a majority control of Spectrum Oil Corporation and agreed to finance Spectrum's hydrocarbon concessions in Paraguay totaling approximately 15 million acres subject to the terms of an agreement between Spectrum and the Company. Geologic and seismic data indicate that there could be tens of millions of barrels of oil in the leased area. The Company agreed to acquire majority control of Spectrum and to finance Spectrum Oil's hydrocarbon concessions in the Republic of Paraguay subject to verification of Spectrum's agreements under which they held the development rights to the concessions. Financing to make this acquisition and to proceed with the work program of approximately US$18 million was subject to the terms of an agreement between Spectrum and the Company. The Company negotiated a Private Placement of 8 million common shares of the Company at a price of US$1.25 carrying 8 million share purchase warrants at a price of US$2.00 per share for a period of two years. This financing would guarantee the funds necessary to complete the acquisition of Spectrum and fulfill the financial commitments of Spectrum to the oil and gas concessions in Paraguay. In July of 1996, Spectrum was in default of its agreements with the owners of the Paraguayan concessions and the Company terminated all Agreements between Spectrum and the Company. Subsequently, the 8 million shares were returned to the Company in exchange for the majority control shares of Spectrum that were held by the company.

NOTE 8 - OPTION

The Company subsequently negotiated an Option Agreement directly with the owners of the Hydrocarbon concessions in the Republic of Paraguay. The terms of the Agreement required the Company to complete a ten year exploration and development program of approximately US$300 million. The Company negotiated a US$350 million financing with Petek AG, a Swiss Investment firm which require the Company to issue 1.5 billion shares for payment against delivery. In November 1996, the shares were electronically delivered to Barclay's Bank in London, England against payment of US$350 million. In February 1997, the shares were returned by Barclay's to the Company and Petek AG advised the company that Barclay's withdrew from the financing. The option expired, however, the Company continues to explore financing activities for the Paraguay Hydrocarbon concession.

NOTE 9 - OTHER ASSETS

The Company owns all proprietary software and software rights and all rights title and interest in and to the said Web Crawler and internet Web site, "eSearchB2B.com".

The eSearchB2B.com's Netsearch engine lets users search multiple engines, Web directories and news databases simultaneously and receive one simple summary of results. The eSearchB2B.com Netsearch engine will provide anonymous benefit to the online user who wishes to search within one easy-to-use web site rather than surf and negotiate through several complex crawlers or browsers.

NOTE 10 - WARRANTS

Warrants were issued with the private placements of common stock as follows:

     Number of Shares     Issuance Date       Price        Expiration Date

         5,000,000        November 17, 1999   0.15 per     2 years (Expired)
                                              warrant

        15,000,000        July 3, 2000        0.15 per     3 years
                                              warrant

        10,000,000        June 4, 2001        0.10 per     3 years
                                              warrant

                                      EXHIBIT INDEX

Exhibit                               Description
No.

2.1 Debenture issued by Xanthos Management Corporation (formerly known as Texas Petroleum Corporation) to the Registrant, dated October 31, 1992 (incorporated by reference to Exhibit 2.1 of the Form 10-KSB filed on January 17, 2001).

2.2 Agreement and Plan of Merger between eCom.com, Inc., a Colorado corporation, and eCom.com, Inc., a Nevada corporation, dated June 5, 2000 (incorporated by reference to Exhibit 2 to the Form 8-K filed on August 21, 2000).

2.3     Stock Exchange Agreement (preferred stock) between the
        Registrant and Elizabeth Colmenares, dated July 10, 2001
       (see below).

2.4     Stock Exchange Agreement (preferred stock) between the
        Registrant and David Michael, LLC, dated July 10, 2001 (see below).

2.5     Stock Exchange Agreement (preferred stock) between the
        Registrant and Saundra Wolfson, dated July 10, 2001 (see below).

2.6     Stock Exchange Agreement (preferred stock) between the
        Registrant and Validate Corporation, dated July 10, 2001 (see below).

2.7     Stock Exchange Agreement (common stock) between the
        Registrant and Elizabeth Colmenares, dated July 10, 2001 (see below).

2.8     Stock Exchange Agreement (common stock) between the
        Registrant and David Michael, LLC, dated July 10, 2001 (see below).

2.9     Stock Exchange Agreement (common stock) between the
        Registrant and Saundra Wolfson, dated July 10, 2001 (see below).

2.10    Stock Exchange Agreement (common stock) between the
        Registrant and Validate Corporation, dated July 10, 2001 (see below).

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

4.3 Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No. 1), dated October 22,
        2001 (incorporated by reference to Exhibit 4 of the Form S-8 filed on November 1, 2001).

10.1    Acquisition Agreement between the Registrant and Rukos
        Security Advice AG, dated June 5, 2000 (incorporated by reference to Exhibit 10 of the Form 8-K filed on August 21, 2000).

10.2    Consulting Services Agreement between the Registrant and
        Benjamin Cohen, dated July 15, 2000 (incorporated by reference to Exhibit 10.2 of the Form 10-QSB filed on February 13, 2001).

10.3 Secured Promissory Note issued by Royal Oasis Corporation in favor of Oasis International Corporation, and guaranteed by the Registrant, dated July 9, 2001 (see below).

10.4    Consulting Agreement between the Registrant and Allen
        Wolfson, dated July 18, 2001 (see below).

10.5 Consulting Agreement between the Registrant and Richard W. Donaldson, dated July 18, 2001 (see below).

10.6 Agreement to Rescind between the Registrant and David Michael, LLC, Saundra Wolfson, Elizabeth Colmenares, and Validate Corporation, dated September 27, 2001 (see below).

10.7 Agreement to Rescind Secured Promissory Note between the Registrant, Royal Oasis Corporation, and Oasis International Corporation, dated September 27, 2001 (see below).