Form 10QSB
period 2001-12-31
ECOM COM INC
filed 2002-02-06
CIK 311842

U.S. SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                      FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

     As of December 31, 2001, the Registrant had 57,459,071 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes    No  X.

                                      TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF DECEMBER 31, 2001                         3

              STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED
              DECEMBER 31, 2001 AND DECEMBER 31, 2000                       4

              STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED
              DECEMBER 31, 2001 AND DECEMBER 31, 2000                       5

              NOTES TO FINANCIAL STATEMENTS                                 6

     ITEM 2.  PLAN OF OPERATION                                             7

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                            12

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                    12

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              13

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          13

     ITEM 5.  OTHER INFORMATION                                            13

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             13

SIGNATURE                                                                  13

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                     eCom.com, Inc.
                                     BALANCE SHEET
                                    DECEMBER 31, 2001
                                       (Unaudited)

                                          ASSETS

Current Assets:
  Cash                                                        $            0
  Total Current Assets                                                     0

Fixed Assets
 Equipment                                                           534,886
 Less Accumulated Depreciation                                     ( 534,886)
  Net Fixed Assets                                                         0

Other Assets
 eSearchB2B Web Crawler                                              416,666
 Rights = Title, net of amortization                                       1
  Total Other Assets                                                 416,667

Total Assets                                                  $      416,667

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts Payable                                              $        9,787

Long-Term Liabilities
 Debenture Payable, Bearer                                            88,600

Shareholders' Equity:
 Common Stock , $0.001 par value
 190,000,000 common shares authorized,
 57,459,071 issued and outstanding                                 4,770,479
 Preferred Stock - 10,000,000 authorized, none issued                      0
 Paid-In-Capital (in excess of par value)                         23,781,369
Accumulated Deficit                                              (28,233,568)
Shareholders' Equity                                                 318,280
Total Liabilities & Shareholders' Equity                      $      416,667

   The accompanying notes are an integral part of these financial statements

                                   eCom.com, Inc.
                             STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                            For The Three Months Ended
                                       December 31, 2001     December 31, 2000

Revenue                                $               0     $               0

General and Administrative Expenses:
 Legal Fees                                        7,500                     0
 Auto Expenses                                     3,000                 3,000
 Consulting Fees                                  15,900                50,000
 Rent Expense                                     12,600                12,600
 Telephone Expense                                 9,000                 9,000
 Travel and Promotions                            45,000                45,000
 Amortization Expense                            416,667                     0
 Management Fees                                  25,000                     0

 Total General and Administrative Expenses        534,667              119,600

Other (Income) Expenses
 Interest Expense                                   8,046               20,104

   Total Other (Income) Expenses                    8,046               20,104

Net Income (Loss)                      $         (542,713)    $       (139,704)

Basic and Diluted
 Earnings (loss) Per Share             $            (0.01)    $          (0.01)

Weighted  Average Shares
 Outstanding                                   48,825,743           34,204,330

    The accompanying notes are an integral part of these financial statements

                                     eCom.com, Inc.
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                            For The Three Months Ended
                                       December 31, 2001     December 31, 2000

Cash Flows From Operating Activities:
 Net Loss for the period               $        (542,713)    $       (139,704)
 Adjustments to reconcile net loss to
 net cash used by operating activities:
 Amortization                                    416,667                    0
 Increase (Decrease) in accounts payable           7,500                    0

 Net cash used by operations                    (118,546)            (139,704)

Cash Flows From Investing Activities:                  0                    0

Cash Flows From Financing Activities:
 Increase (decrease) in debenture payable        (97,354)            (160,795)
 Issuance of common stock                        215,900               50,000

Net cash used in financing                      (118,546)            (110,795)

Net Increase (Decrease) in Cash                        0             (250,499)

Beginning Cash Balance                                 0              250,499

Ending Cash Balance                                    0                    0

     The accompanying notes are an integral part of these financial statements

                                  eCom.com, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S. Securities and Exchange Commission ("SEC") requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended September 30, 2001 financial statements of eCom.com, Inc. ("Registrant") included in the Form 10-KSB filed with the SEC by the Registrant.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

NOTE 2 RELATED PARTY TRANSACTIONS

Due to related parties at December 31, 2001 consist of the following:

Advances payable to an entity controlled by a
   major shareholder of the Registrant represent
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

     To develop cash flow from the "1-900" concept, the Registrant will continue to rely on JRM Financial Services, Inc. to finance the Registrant's ongoing overhead under the terms of the bearer debenture it holds until fund raising contracts have been signed (see notes to September 30, 2001 audit as filed and as part of the September 30, 2001 Form 10-KSB). The Registrant has sufficient cash funds to maintain operations for the next twelve months.

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

Capital Expenditures.

     There were no material capital expenditures during the quarter ended December 31, 2001.

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

     The Registrant has incurred losses from operations: $424,431 for the fiscal year ended September 30, 2000, $1,925,204 for the fiscal year ended September 30, 2001, and $542,713 for the three months ended December 31, 2001. At December 31, 2001, the Registrant had an accumulated deficit of $28,233,568. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

(d) Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Registrant.

     The Registrant's Articles of Incorporation include provisions to eliminate, to the fullest extent permitted by the Nevada Revised Statutes as in effect from time to time, the personal liability of directors of the Registrant for monetary damages arising from a breach of their fiduciary duties as directors. The Bylaws of the Registrant include provisions to the effect that the Registrant may, to the maximum extent permitted from time to time under applicable law, indemnify any director, officer, or employee to the extent that such indemnification and advancement of expense is permitted under such law, as it may from time to time be in effect. Any limitation on the liability of any director, or indemnification of directors, officer, or employees, could result in substantial expenditures being made by the Registrant in covering any liability of such persons or in indemnifying them.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Other than as set forth below, the Registrant did not sell any unregistered securities during the quarter ended December 31, 2001:

     On October 25, 2001, the Registrant sold 10,000,000 shares of its common stock to Rukos Security Advice A.G. of Frankfurt, Germany, who purchased the shares on behalf of its clients in that country. The total consideration received for this transaction was $200,000, or $0.02 per share (the same as the closing price of the Registrant's common stock on that date). Attached to each share, was a warrant to purchase one share of common stock of the Registrant, exercisable at $0.03 per share for a period of three years from October 25, 2001.
The proceeds of this financing are being used for the repayment of corporate debt and general working capital purposes.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     Clarification: All previous reports of purchases of common stock by Rukos Security Advice AG from the Registrant were done by Rukos on behalf of its clients in Germany and not the company itself.

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

                                                eCom.com, Inc.



Dated: February 4, 2002                         By: /s/ Sidney B. Fowlds
                                                Sidney B. Fowlds, President

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

2.3     Stock Exchange Agreement (preferred stock) between the
        Registrant and Elizabeth Colmenares, dated July 10, 2001
        (incorporated by reference to Exhibit 2.3 of the Form 10-KSB filed on January 24, 2002).

2.4     Stock Exchange Agreement (preferred stock) between the
        Registrant and David Michael, LLC, dated July 10, 2001
        (incorporated by reference to Exhibit 2.4 of the Form 10-KSB filed on January 24, 2002).

2.5     Stock Exchange Agreement (preferred stock) between the
        Registrant and Saundra Wolfson, dated July 10, 2001
        (incorporated by reference to Exhibit 2.5 of the Form 10-KSB filed on January 24, 2002).

2.6     Stock Exchange Agreement (preferred stock) between the
        Registrant and Validate Corporation, dated July 10, 2001
        (incorporated by reference to Exhibit 2.6 of the Form 10-KSB filed on January 24, 2002).

2.7     Stock Exchange Agreement (common stock) between the
        Registrant and Elizabeth Colmenares, dated July 10, 2001
        (incorporated by reference to Exhibit 2.7 of the Form 10-KSB filed on January 24, 2002).

2.8     Stock Exchange Agreement (common stock) between the
        Registrant and David Michael, LLC, dated July 10, 2001
        (incorporated by reference to Exhibit 2.8 of the Form 10-KSB filed on January 24, 2002).

2.9     Stock Exchange Agreement (common stock) between the
        Registrant and Saundra Wolfson, dated July 10, 2001
        (incorporated by reference to Exhibit 2.9 of the Form 10-KSB filed on January 24, 2002).

2.10    Stock Exchange Agreement (common stock) between the
        Registrant and Validate Corporation, dated July 10, 2001
        (incorporated by reference to Exhibit 2.10 of the Form 10-KSB filed on January 24, 2002).

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

10.3 Secured Promissory Note issued by Royal Oasis Corporation in favor of Oasis International Corporation, and guaranteed by the Registrant, dated July 9, 2001 (incorporated by reference to Exhibit 10.3 of the Form 10-KSB filed on January 24, 2002).

10.4    Consulting Agreement between the Registrant and Allen
        Wolfson, dated July 18, 2001 (incorporated by reference to
        Exhibit 10.4 of the Form 10-KSB filed on January 24, 2002).

10.5 Consulting Agreement between the Registrant and Richard W. Donaldson, dated July 18, 2001 (incorporated by reference to
        Exhibit 10.5 of the Form 10-KSB filed on January 24, 2002).

10.6    Agreement to Rescind between the Registrant and David
        Michael, LLC, Saundra Wolfson, Elizabeth Colmenares, and
        Validate Corporation, dated September 27, 2001 (incorporated by reference to Exhibit 10.6 of the Form 10-KSB filed on January 24, 2002).

10.7    Agreement To Rescind Secured Promissory Note between the
        Registrant, Royal Oasis Corporation, and Oasis International Corporation, dated September 27, 2001 (incorporated by reference to Exhibit 10.7 of the Form 10-KSB filed on January 24, 2002).

10.8    Consulting Services Agreement between the Registrant and
        Leonard Sternheim, dated November 1, 2001 (see below).

10.9 Consulting Agreement between the Registrant and Richard W. Donaldson, dated November 1, 2001 (see below).

10.10   Consulting Services Agreement between the Registrant and
        Josh Weinfeld, dated November 1, 2001 (see below).