Form 10QSB/A
period 2001-12-31
ECOM COM INC
filed 2002-04-02
CIK 311842

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

NOTE 2 RELATED PARTY TRANSACTIONS

Due to related parties at December 31, 2001 consist of the following:

Advances payable to an entity controlled by a
   major shareholder of the Registrant represent
   advances, secured with floating debenture and due on demand    $ 88,600

Total due to related parties                                      $ 88,600

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

                                                eCom.com, Inc.



Dated: April 2, 2002                            By: /s/ Sidney B. Fowlds
                                                Sidney B. Fowlds, President

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

10.8    Consulting Services Agreement between the Registrant and
        Leonard Sternheim, dated November 1, 2001 (see below).

10.9 Consulting Agreement between the Registrant and Richard W. Donaldson, dated November 1, 2001 (see below).

10.10   Consulting Services Agreement between the Registrant and
        Josh Weinfeld, dated November 1, 2001 (see below).

10.11 Consulting Agreement between the Registrant and Phyllis Schombrun, dated November 1, 2001 (see below).