Form 10QSB
period 2002-03-31
ECOM COM INC
filed 2002-04-30
CIK 311842

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                     FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

     As of March 31, 2002, the Registrant had 63,959,071 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes   No X.

                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                         PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF MARCH 31, 2002                          3

              STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED
              MARCH 31, 2002 AND MARCH 31, 2001                            4

              STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED
              MARCH 31, 2002 AND MARCH 31, 2001                            5

              NOTES TO FINANCIAL STATEMENTS                                6

     ITEM 2.  PLAN OF OPERATION                                            7

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                           12

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                   12

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             13

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         13

     ITEM 5.  OTHER INFORMATION                                           13

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            13

SIGNATURE                                                                 13

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                   eCom.com, Inc.
                                   BALANCE SHEET
                                   MARCH 31, 2002
                                     (Unaudited)

                                       ASSETS

Current Assets:
 Cash                                                             $       0
  Total Current Assets                                            $       0
Fixed Assets
 Equipment                                                          534,886
 Less Accumulated Depreciation                                     (534,886)

  Net Fixed Assets                                                        0

Other Assets
 eSearchB2B Web Crawler                                             624,999
 Rights= Title, net of amortization                                       1

 Total Other Assets                                                 625,000

Total Assets                                                      $ 625,000

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts Payable                                                 $   9,787
Long-Term Liabilities
 Debenture Payable, Bearer                                          238,027

Shareholders' Equity:
 Common Stock , $0.001 par value
 190,000,000 shares authorized,
 63,959,071 issued and outstanding                                4,777,229
 Preferred Shares, $0.001 par value
 10,000,000 authorized, none issued                                       0
 Paid-In-Capital (in excess of par value)                        23,842,119
Accumulated Deficit                                             (28,242,162)
Shareholders' Equity                                                377,186
Total Liabilities & Shareholders' Equity                          $ 625,000

The accompanying notes are an integral part of these financial statements

                                 eCom.com, Inc.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                           Three Months Ended              Six Months Ended
                                    March 31 2002    March 31 2001      March 31 2002    March 30 2001
Revenue                             $           0    $           0      $           0    $           0

General and
Administrative Expenses:
 Legal                                          0                0             7,500                 0
 Auto Expenses                              3,000            3,000             6,000             6,000
 Consulting Fees                           67,500                0            83,400            50,000
 Rent Expense                              12,600           12,600            25,200            25,200
 Telephone Expense                          9,000            9,000            18,000            18,000
 Travel and Promotions                     45,000           45,000            90,000            90,000
 Amortization Expense                     104,167                0           208,334                 0
 Management Fees                           75,000                0           100,000                 0
 Total General and
  Administrative Expenses                 316,267           69,600           538,434           189,200

Other (Income) Expenses
 Interest Expense                           4,827           18,401            12,873            38,505

  Total Other (Income) Expenses             4,827           18,401            12,873            38,505

Net Income (Loss)                    $   (321,094)    $    (88,001)      $  (551,307)    $   (227,705)

Basic and Diluted
 Earnings Per Share                  $    (0.0002)    $     (0.002)      $ (0.0003)      $    (0.0004)

Weighted  Average Shares
 Outstanding                            60,167,094      39,812,324      54,496,571         39,269,990

The accompanying notes are an integral part of these financial statements

                                     eCom.com, Inc.
                                 STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                        Six Months Ended
                                                March 31 2002   March 31 2001

Cash Flows From Operating Activities:
 Net Loss  for the period                      $    (551,307)   $   (227,705)

 Increase(Decrease) in accounts payable                7,500               0
 Amortization                                        208,334               0

 Net cash used by operations                        (335,473)       (227,705)

Cash Flows From Investing Activities:                      0               0

Cash Flows From Financing Activities:
 Increase (decrease) in debenture payable             52,073         (72,794)
 Issuance of common stock                            325,473          50,000

Net cash used in financing                           335,473          50,000

Net Increase (Decrease) in Cash                            0        (250,449)

Beginning Cash Balance                                     0         250,449

Ending Cash Balance                                        0              0

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

NOTE 2 RELATED PARTY TRANSACTIONS

Due to related parties at March 31, 2002 consist of the following:

Advances payable to an entity controlled by an
   officer and shareholder of the Registrant represent
   advances, secured with floating debenture and due on demand    $238,027

Total due to related parties                                      $238,027

ITEM 2.  PLAN OF OPERATION.

     The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Twelve-Month Plan of Operation.

     The Registrant is continuing to expand its entry into "not-for-profit" fund raising using "1-900" "pay-per-call" telephone numbers as outlined in the Registrant's business plan in its Form 10-KSB. In this regard, President Bush signed into law on March 27, 2002 a new campaign finance reform law, the broadest overhaul of U.S. campaign finance laws in a quarter century. The main focus of the new law, which goes into effect November 6, 2002 (the day after the fall election), is to ban the hundreds of millions of dollars that corporations, unions and individuals give the national parties in unregulated "soft money". It also doubles to $2,000 what an individual can contribute during one campaign in regulated "hard money" and prohibits the use of soft money in the final days of elections for broadcast of "issue ads" that name a candidate, often to attack him.

     With campaign finance reform a central issue in this country, the Registrant is negotiating agreements for the use of the Registrant's two political "1-900" fund raising numbers: 1-900-DEMOCRAT and 1-900-REPUBLICAN. These telephone numbers could raise hundreds of millions of dollars for both the Democratic and Republican parties. To assist in the development process, the Registrant has retained the services of consultants to attempt to procure a contract with the Democratic National Committee for the exclusive use by it of the "pay-per-call" telephone number 1 900 "DEMOCRAT".

     To develop cash flow from the "1-900" concept, the Registrant will continue to rely on JRM Financial Services Inc. to finance the Registrant's ongoing overhead under the terms of the bearer debenture it holds until fund raising contracts have been signed (see notes to audited financial statement contained in the September 30, 2001 Form 10-KSB). The Registrant has sufficient cash funds available to maintain operations for the next twelve months.

The Registrant's internet timeshare web sites "timeshareonlinerealty.com" and
"timeshareunitsales.com" are in the development stage.   Once the sites are
completed, the Registrant will actively solicit registration of timeshare properties from around the world to list for sale through these web sites using the Registrant's web browser "eSearchB2B.com".

     The Registrant has previously acquired proprietary software for an Internet Meta Crawler, "eSearchB2B.com". This web search engine utilizes other search engines to retrieve information requested by the users. Revenues sources from this web search engine could start in 2002 from this acquisition.

     The Registrant continues in its efforts to finance the Paraguayan hydrocarbon concessions. During early 2002, the world price of oil and gas has led to an increase in interest in hydrocarbon exploration
and development.   Activity in this field has historically been
cyclical and the Registrant considers that this has already been taken into account.

Capital Expenditures.

     There were no material capital expenditures during the quarter ended March 31, 2002.

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

     The Registrant has incurred losses from operations: $424,431 for the fiscal year ended September 30, 2000, $1,925,204 for the fiscal year ended September 30, 2001, and $551,307 for the six months ended March 31, 2002. At March 31, 2002, the Registrant had an accumulated deficit of $28,242,162. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Registrant did not sell any unregistered securities during the quarter ended March 31, 2002.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

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

                                                 eCom.com, Inc.



Dated: April 29, 2002                            By: /s/ Sidney B. Fowlds
                                                 Sidney B. Fowlds, President

                                   EXHIBIT INDEX

Number                          Description

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

10.8    Consulting Services Agreement between the Registrant and
        Leonard Sternheim, dated November 1, 2001 (incorporated by reference to Exhibit 10.8 of the Form 10-QSB/A filed on April 2, 2002).

10.9 Consulting Agreement between the Registrant and Richard W. Donaldson, dated November 1, 2001 (incorporated by reference to Exhibit 10.9 of the Form 10-QSB/A filed on April 2, 2002).

10.10   Consulting Services Agreement between the Registrant and
        Josh Weinfeld, dated November 1, 2001 (incorporated by reference to Exhibit 10.10 of the Form 10-QSB/A filed on April 2, 2002).

10.11   Consulting Services Agreement between the Registrant and
        Phyllis Schombrun, dated November 1, 2001 (incorporated by reference to Exhibit 10.11 of the Form 10-QSB/A filed on April 2, 2002).