Form 10QSB
period 2002-06-30
ET CORP
filed 2002-08-08
CIK 311842

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                     COMMISSION FILE NUMBER: 0-9071

                            E.T. CORPORATION
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

     As of June 30, 2002, the Registrant had 35,784,476 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No X.

                             TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                        PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF JUNE 30, 2002                          3

              STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED
             JUNE 30, 2002 AND JUNE 30, 2001                            4

             STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED
             JUNE 30, 2002 AND JUNE 30, 2001                            5

             NOTES TO FINANCIAL STATEMENTS                              6

     ITEM 2.  PLAN OF OPERATION                                         7

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                        12

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                12

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          13

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      13

     ITEM 5.  OTHER INFORMATION                                        13

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         13

SIGNATURE                                                              13

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                           E.T. CORPORATION
                      (formerly eCom.com, Inc.)
                            BALANCE SHEET
                            JUNE 30, 2002
                             (Unaudited)

ASSETS

Current Assets:
 Cash                                                $              0
  Total Current Assets                               $              0
Fixed Assets
 Equipment                                                    534,886
 Less Accumulated Depreciation                               (534,886)
  Net Fixed Assets                                                  0

Other Assets
 eSearchB2B Web Crawler                                       520,832
 Rights' Title, net of amortization                                 1
  Total Other Assets                                          520,833

Total Assets                                         $        520,833

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts Payable                                    $         9,787

Long-Term Liabilities
 Debenture Payable, Bearer                                  158,145

Shareholders' Equity:
 Common Stock , $0.001 par value
 190,000,000 shares authorized,
 35,784,476 issued and outstanding                        4,811,729
 Preferred Shares, $0.001 par value
 10,000,000 authorized, none issued                               0
 Paid-In-Capital (in excess of par value)                24,152,619
Accumulated Deficit                                     (28,611,447)
Shareholders' Equity                                        352,901
Total Liabilities & Shareholders' Equit                     520,833

The accompanying notes are an integral part of these financial statements

                              E.T. CORPORATION
                          (formerly eCom.com, Inc.)
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                     Three Months Ended                Nine Months Ended
                                                   June 30       June 30              June 30     June 30
                                                    2002          2001                 2002        2001
Revenue                                           $         0     $         0         $         0 $     0

General and Administrative Expenses:
 Legal                                                      0               0              7,500        0
 Auto Expenses                                          3,000           3,000              9,000    9,000
 Consulting Fees                                       65,000               0            148,400   50,000
 Rent Expense                                          12,600           12,600            37,800   37,800
 Telephone Expense                                      9,000            9,000            27,000   27,000
 Travel and Promotions                                 45,000           45,000           135,000  135,000
 Amortization Expense                                 104,167          104,167           312,501  312,501
 Management Fees                                      125,000                0           225,000        0
 Total General and Administrative Expenses            363,767          173,767           902,201  571,301

Other (Income) Expenses
 Interest Expense                                       5,518           21,068            18,391   59,573

Total Other (Income)
 Expenses                                               5,518           21,068            18,391   59,573

Net Income (Loss)                                    (369,285)        (194,835)         (920,592)(630,874)

Basic and Diluted
 Earnings Per Share                                     (0.01)           (0.01)            (0.02)   (0.02)

Weighted  Average Shares Outstanding               34,730,242       23,595,739        51,907,795 34,204,330



The accompanying notes are an integral part of these financial statements


                                 E.T. CORPORATION
                            (formerly eCom.com, Inc.)
                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Nine Months Ended
                                               June 30 2002       June 30 2001

Cash Flows From Operating Activities:
 Net Loss for the period                       $   (920,592)      $ (630,874)

 Increase (Decrease) in accounts payable              7,500           (1,800)
 Amortization                                       312,501           312,501

 Net cash used by operations                       (600,591)         (320,173)

Cash Flows From Investing
Activities:                                               0                 0

Cash Flows From Financing
Activities:
 Increase (decrease) in debenture payable           (27,809)         (680,326)
 Issuance of common stock                           628,400           750,000

Net cash used in financing                          600,591            69,674

Net Increase (Decrease) in Cash                           0          (250,499)

Beginning Cash Balance                                    0           250,499

Ending Cash Balance                                       0                 0

The accompanying notes are an integral part of these financial statements

                              E.T. CORPORATION
                          (formerly eCom.com, Inc.)
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1 BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with U.S. Securities and Exchange Commission ("SEC") requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended September 30, 2001 financial statements of E.T. Corporation ("Registrant") included in the Form 10-KSB filed with the SEC by the Registrant.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

NOTE 2 RELATED PARTY TRANSACTIONS

Due to related parties at June 30, 2002 consist of the following:

Advances payable to an entity controlled by an
   officer and shareholder of the Registrant represent
   advances, secured with floating debenture and due on demand    $158,145

Total due to related parties                                      $158,145

ITEM 2.  PLAN OF OPERATION.

     The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Twelve-Month Plan of Operation.

     The Registrant is continuing to expand its entry into "not-for-profit" fund raising using "1-900" "pay-per-call" telephone numbers as outlined in the Registrant's business plan in its Form 10-KSB. In this regard, President Bush signed into law on March 27, 2002 a new campaign finance reform law, the broadest overhaul of U.S. campaign finance laws in a quarter century. The main focus of the new law, which went into effect on November 6, 2002 (the day after the fall election), is to ban the hundreds of millions of dollars that corporations, unions and individuals give the national parties in unregulated "soft money." It also doubles to $2,000 what an individual can contribute during one campaign in regulated "hard money" and prohibits the use of soft money in the final days of elections for broadcast of "issue ads" that name a candidate, often to attack him.

     With campaign finance reform a central issue in this country, the Registrant is negotiating agreements for the use of the Registrant=s two political "1-900" fund raising numbers: 1-900-DEMOCRAT and 1-900-REPUBLICAN. These telephone numbers could raise hundreds of millions of dollars for both the Democratic and Republican parties. To assist in the development process, the Registrant has retained the services of consultants to attempt to procure a contract with the Democratic National Committee for the exclusive use by it of the "pay-per-call" telephone number 1 900 "DEMOCRAT."

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

     The Registrant's Internet timeshare web sites "timeshareonlinerealty.com" and "timeshareunitsales.com" are in the
development stage.   Once the sites are completed, the Registrant will
actively solicit registration of timeshare properties from around the world to list for sale through these web sites using the Registrant=s web browser "eSearchB2B.com".

     The Registrant has previously acquired proprietary software for an Internet Meta Crawler, "eSearchB2B.com." This web search engine utilizes other search engines to retrieve information requested by the users. Revenues sources from this web search engine could start in 2002 from this acquisition.

     During the last quarter the Registrant announced that it will divest itself of these two assets, "timeshareunitsales.com" and "eSearchB2B.com", into two new corporations and will apply for the listing of their shares on the Over the Counter Bulletin Board. Shareholders of record August 30, 2002 will receive one share of each corporation for each share of E.T. Corporation held as of that date.

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

Risk Factors Connected with Plan of Operation.

(a)  Limited Prior Operations, History of Operating Losses, and
Accumulated Deficit May Affect Ability of Registrant to Survive.

     The Registrant has had limited prior operations to date. Since the Registrant's principal activities to date have been limited to organizational activities, research and development, and prospect development, it has no record of any revenue-producing operations. Consequently, there is only a limited operating history upon which to base an assumption that the Registrant will be able to achieve its business plans. In addition, the Registrant has only limited assets. As a result, there can be no assurance that the Registrant will generate significant revenues in the future; and there can be no assurance that the Registrant will operate at a profitable level. If the Registrant is unable to obtain customers and generate sufficient revenues so that it can profitably operate, the Registrant=s business will not succeed. Accordingly, the Registrant's prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business.

     The Registrant has incurred losses from operations: $424,431 for the fiscal year ended September 30, 2000, $1,925,204 for the fiscal year ended September 30, 2001, and $920,592 for the nine months ended June 30, 2002. At June 30, 2002, the Registrant had an accumulated deficit of $28,611,447. This raises substantial doubt about the Registrant's ability to continue as a going concern.

     As a result of the fixed nature of many of the Registrant's expenses, the Registrant may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the development and marketing of the Registrant=s products or any capital raising or revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on the Registrant's operations and financial condition.

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

(c) Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Registrant.

     The Registrant's success is dependent upon the hiring of key administrative personnel. None of the Registrant's officers, directors, and key employees has an employment agreement with the Registrant; therefore, there can be no assurance that these personnel will remain employed by the Registrant after the termination of such agreements. Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the Registrant=s business and prospects. In addition, management has no experience is managing companies in the same business as the Registrant.

     In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant. Shareholders of the Registrant will only have rights associated with such ownership to make decision that affect the Registrant. The success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the Registrant. Accordingly, no person should invest in the shares unless he is willing to entrust all aspects of the management of the Registrant to the officers and directors.

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

(e) Potential Conflicts of Interest May Affect Ability of Officers and Directors to Make Decisions in the Best Interests of Registrant.

     The officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each will continue to do so notwithstanding the fact that management time may be necessary to the business of the Registrant. As a result, certain conflicts of interest may exist between the Registrant and its officers and/or directors, which may not be susceptible to resolution. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Registrant. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the board of directors to the Registrant, any proposed investments for its evaluation.

(f)  Other External Factors May Affect Viability of Registrant.

     The industry of the Registrant in general is a speculative venture necessarily involving some substantial risk. There is no certainty that the expenditures to be made by the Registrant will result in a commercially profitable business. The marketability of its products will be affected by numerous factors beyond the control of the Registrant. These factors include market fluctuations, and the general state of the economy (including the rate of inflation, and local economic conditions), which can affect companies' spending. Factors that leave less money in the hands of potential customers of the Registrant will likely have an adverse effect on the Registrant. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Registrant not receiving an adequate return on invested capital.

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

(i) Any Shares Issued to JRM Financial Services, Inc. in Payment of Debenture May Result in Dilution to Other Shareholders, and Control by JRM.

     Under the debenture agreement between the Registrant and JRM, JRM has the right to convert any portion or the entire principal amount due under the debenture, which may at any time be outstanding, into restricted common shares of the Registrant at a price of $0.50 per share. Any shares issued under the conversion privileges of this debenture shall carry an "A" share purchase warrant allowing the holder thereof to purchase from the Registrant, at a price of $0.75, one additional restricted share for each "A" share purchase warrant held. The share purchase warrant shall be valid for a period of two
(2) years after the date of issuance of the said share purchase warrant. Any "A" share purchase warrants exercised will be issued one common share and one "B" share purchase warrant allowing the holder thereof to purchase from the Registrant, at a price of 1.00, one additional restricted share for each "B" share purchase warrant held.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On April 22, 2002, the Company consolidated the issued and outstanding common shares of the Company on the basis of one new share for fifty old shares.

     The Registrant sold the following unregistered securities during the quarter ended June 30, 2002:

     (a) On April 25, 2002, the Registrant sold 18,000,000 shares of its common stock to Rukos Security Advice A.G. of Frankfurt, Germany, who purchased the shares on behalf of its clients in that country.
The total consideration received for this transaction was $180,000, or $0.01 per share (the closing price of the Registrant's common stock on that date was $0.02). Attached to each share, was a warrant to purchase one share of common stock of the Registrant, exercisable at $0.02 per share for a period of three years from April 25, 2002. The proceeds of this financing are being used for the repayment of corporate debt and general working capital purposes.

     (b) On April 25, 2002, the Registrant issued options covering 10,000,000 shares of common stock under its Amended and Restated Stock Incentive Plan, dated January 18, 2002. The shares underlying these options were registered under a Form S-8 filed June 2, 2000, and Form S-8 POS's filed on February 6, 2002 and May 7, 2002. These options were exercised on April 26, 2002 at exercise price set forth in that plan ($0.01 per share). This resulted in total proceeds to the Registrant of $100,000.

     Both of these offerings were undertaken under Regulation S by the fact that:

     - the sales were made in offshore transactions;

     - no directed selling efforts were made in the United States by the Registrant; and

     - offering restrictions were implemented in compliance with Rule 902(g) under the Securities Act of 1933, the sale was not made to a U.S. person or for the account or benefit of a U.S. person, and the sale was made pursuant under the following conditions:

     - each of the purchasers certified that he is not U.S. person and is not acquiring the securities for the account or benefit of any U.S. person;

     - each of the purchasers agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act of 1933, or pursuant to an available exemption from registration; and agrees not to engage in hedging transactions with regard to such securities unless in compliance with the Act;

     - the securities contain a legend to the effect that transfer is prohibited except in accordance with the provisions of Regulation S, pursuant to registration under the Act, or pursuant to an available exemption from registration; and that hedging transactions involving those securities may not be conducted unless in compliance with the Act; and

     - the Registrant is required by contract to refuse to register any transfer of the securities not made in accordance with the provisions of Regulation S, pursuant to registration under the Act, or pursuant to an available exemption from registration.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

     No reports on Form 8-K were filed during the third quarter of the fiscal year covered by this Form 10-QSB.

                             SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 E.T. Corporation



Dated: August 7, 2002            By: /s/ Sidney B. Fowlds
                                 Sidney B. Fowlds, President

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

4.3     Amended and Restated Retainer Stock Plan for Non-Employee
        Directors and Consultants (Amendment No. 1), dated October 22, 2001 (incorporated by reference to Exhibit 4 of the Form S-8 filed on November 1, 2001).

4.4 Amended and Restated Stock Incentive Plan, dated January 18, 2002 (incorporated by reference to Exhibit 4 of the Form S-8 POS filed on February 6, 2002)

4.5     Amended and Restated Retainer Stock Plan for Non-Employee
        Directors and Consultants (Amendment No. 2), dated May 1,
        2002 (incorporated by reference to Exhibit 4.1 of the Form S-8 POS filed on May 7, 2002).

4.6 Amended and Restated Stock Incentive Plan (Amendment No. 2), dated May 1, 2002 (incorporated by reference to Exhibit 4.2 of the Form S-8 POS filed on May 7, 2002).

10.12   Consulting Agreement between the Registrant and Robin
        Forshaw, dated April 25, 2002 (see below).