Form 10KSB
period 2002-09-30
ET CORP
filed 2003-01-14
CIK 311842

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                            COMMISSION FILE NUMBER: 0-9071

                                   E.T. CORPORATION
            (Exact name of Registrant as specified in its charter)


              Nevada                                    74-2026624
(State or jurisdiction of incorporation              (I.R.S. Employer
           or organization)                          Identification No.)

31877 Del Obispo Street, Suite 205, San Juan Capistrano, California     92675
           (Address of principal executive offices)                  (Zip Code)

                 Registrant's telephone number:  (877) 613-3131

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

     The Registrant's revenues for the fiscal year ended September 30, 2002 were zero. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 2, 2002:
$2,161,913. As of December 2, 2002, the Registrant had 35,784,476 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No X.

                                TABLE OF CONTENTS

PART I.
                                                                     PAGE

     ITEM 1.  DESCRIPTION OF BUSINESS                                   3

     ITEM 2.  DESCRIPTION OF PROPERTY                                   7

     ITEM 3.  LEGAL PROCEEDINGS                                         8

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       8

PART II.

     ITEM 5.  MARKET FOR COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS                           8

     ITEM 6.  PLAN OF OPERATION                                        10

     ITEM 7.  FINANCIAL STATEMENTS                                     15

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE                   16

PART III.

     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS; COMPLIANCE WITH SECTION
              16(A) OF THE EXCHANGE ACT                                16

     ITEM 10.  EXECUTIVE COMPENSATION                                  18

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                                   19

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS          20

     ITEM 13.  CONTROLS AND PROCEDURES                                 21

     ITEM 14.  EXHIBITS, REPORTS ON FORM 8-K, AND
               INDEX TO FINANCIAL STATEMENTS                           22

SIGNATURES                                                             23

CERTIFICATIONS                                                         24

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development.

     The Registrant was originally incorporated as Caribou Energy, Inc. in Colorado on October 3, 1978. As of October 1, 1994, the Registrant changed its name to E.T. Capital, Inc. As of October 15, 1999, the Registrant changed its name from E.T. Capital, Inc. to eCom.com, Inc. As of April 12, 2002, the name was changed to E.T. Corporation.

     On June 10, 2000, the Registrant caused the jurisdiction of the Registrant to be moved from the State of Colorado to the State of Nevada and the Articles of Incorporation of the Registrant are now governed by the Laws of the State of Nevada. The total number of shares of all classes of stock which the Corporation shall have the Authority to issue is 200,000,000 par value of, consisting of 190,000,000 shares of common stock par value $0.001 and 10,000,000 shares of preferred stock par value $0.001. As of the record date of May 14, 2001, the Registrant did a ten to one reverse split of its common stock. In addition as of the record date of April 10, 2002, the Registrant did a fifty to one reverse split of its issued common stock.

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

     The Registrant began to look seriously for an acquisition with additional resources. It acquired North American Equity in 1984 that brought approximately US$6,650,000 in oil and gas properties into the Registrant. The oil and gas industry continued its decline and after several years and the new properties became uneconomic. The Registrant continued to search for other acquisitions. In 1988, the Registrant abandoned all of its oil and gas properties and all accounts associated with oil and gas have been written off.

     By an agreement dated June 10, 1992, the Registrant secured all the rights, title and interest to the E.T. "TeleManagement" VoiceMail System and 1-800 and 1-900 "pay-per-call" telephone numbers and information center from a Nevada corporation, E.T. Network, Inc., for $6,650,000.00. This purchase was financed by the sale of 20,000,000 Regulation "S" restricted shares of the Registrant. E.T. Network, Inc. was a Nevada corporation that owned the worldwide rights to the E.T. "TeleManagement" VoiceMail System and the 1-800 and 1-900 "pay-per-call" telephone numbers and information center. Its wholly owned subsidiary was Encryption Technology Canada, Inc. ("E.T."). This subsidiary owned the rights for the VoiceMail system in Canada. The assets of E.T. Network, Inc. (the Nevada Corporation) and Encryption Technology Canada, Inc. were then transferred to the Colorado Corporation. Encryption Technology Canada, Inc. has been de-registered and is no longer in existence.

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

     Even though the auditors chose to write off the Registrant's telecommunications assets over a four-year period, the Registrant considers its telephone technology still has substantial value. Although it is anticipated that European telephony and telecommunication standards should reach North American standards within the next two years, the Registrant cannot fully utilize its systems or services in Europe until those standards have been met. In order to conserve its financial resources, the Registrant has decided to scale down its European operations until promotion of its technology is warranted by advances in the European telecommunications standards.

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

     In April, 1996, the Registrant acquired a majority control of Spectrum Oil Corporation ("Spectrum") and agreed to provide $18 million in financing for Spectrum's hydrocarbon concessions in the Republic of Paraguay, which totaled approximately 15 million acres, subject to the terms of an agreement between Spectrum and the Registrant. Geologic and seismic data indicated that there could be tens of millions of barrels of oil in the leased area. The Registrant's Agreement to acquire Spectrum and finance its concessions was subject to verification of the agreements by which Spectrum acquired development rights to the concessions. The Registrant negotiated a private placement of 8 million share purchase warrants at a price of $2.00 per share for a period of two years. The financing would have guaranteed the funds necessary to complete the acquisition of Spectrum and to fulfill the financial commitments of Spectrum to the oil and gas concessions in Paraguay. However, by July, 1996, Spectrum was in default of its agreements with the owners of the Paraguayan concessions and the Registrant terminated all agreements between Spectrum and the Registrant. Thereafter, the Registrant agreed to tender back to Spectrum the majority control shares of Spectrum that it had given to the Registrant in connection with its agreements with the Registrant in exchange for the 8 million shares of the Registrant's common stock that had been given to Spectrum pursuant to the said agreements. The Registrant thereafter negotiated an option agreement directly with the owners of the Paraguayan hydrocarbon concessions. The terms of this Agreement required the Registrant to complete a ten-year exploration and development program at a cost of approximately $300 million.

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

Competition.

     The Registrant's activities in the oil exploration industry as well as in the telecommunications and fund raising industries involve two extremely competitive industries. The oil industry in America, after a decade-long decline, with a price collapse in the mid-eighties with a corresponding decline in demand, made a significant comeback in the mid 1990's before declining again in late 1997 and rebounding in the late 1990's. The fund raising industry and the telecommunications industry are among the most rapidly growing industries in the world. In both industries, the Registrant is one of thousands of firms that make money, or propose to make money, from its operations. In the oil industry, the Registrant faces competition from hundreds of individual company's and a number of giant corporations like Exxon, Shell, and others. In the telecommunications industry, competition comes from giant corporations like AT&T and from thousands of small companies, offering an ever-increasing array of telecommunications products and services; and in the charitable fund raising industry, there are a number of organizations that raise money, and a myriad of charitable organizations formed for a myriad of purposes. Competition is both general and specific: there are a number of approaches to making money in the oil exploration industry, and there are many other ways to raise money for charities besides advertising 1-900 telephone numbers. General Discussion.

     The Registrant has no other patents, trademarks, licenses, franchises or concessions. Telecommunications services and charitable fund raising are not seasonal activities. Due to the nature of the Registrant's business, there is no significant working capital items carried on its books (i.e., accounts receivable, inventory, etc.), although a significant amount of equipment is carried on its books. Due to the nature of the Registrant's business, there is no backlog of orders. There is no portion of the Registrant's business that may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of government.

Employment.

     The Registrant has no full-time employees. The policy of the Registrant has been to utilize consultants and other professionals on and ad hoc, when needed, basis until the size of the Registrant warrants the employment of paid employees. The Registrant anticipates the need for paid employees during fiscal 2003. The Registrant considers its employee relations to be satisfactory under the circumstances.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

     The Registrant's shares of common stock are traded on the Over the Counter Bulletin Board under the symbol "ETTC" (prior to April 22, 2002 the symbol was "ECOC", prior to June 8, 2001 the symbol was "ECMM", and prior to November 5, 1999 the symbol was "ETCP") and the range of closing bid prices shown below is as reported by that exchange. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on September 30, 2002

                                                  High     Low

Quarter Ended December 31, 2001                   0.15     0.02
Quarter Ended March 31, 2002                      0.07     0.00
Quarter Ended June 30, 2002 (1)                   0.69     0.00
Quarter Ended September 30, 2002                  0.72     0.02

(1)  On April 22, 2002 the Registrant effected a 50-1 reverse split.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on September 30, 2001

                                                 High      Low

Quarter Ended December 31, 2000                  0.08      0.03
Quarter Ended March 31, 2001                     0.03      0.02
Quarter Ended June 30, 2001 (2)                  0.16      0.02
Quarter Ended September 30, 2001                 0.16      0.03

(2) June 8, 2001 is the first date that the stock traded after the effective date of the 10-1 reverse split, effective on May 14, 2001.

Holders of Common Equity.

     As of December 2, 2002, there were approximately 1,000 shareholders of record of the Registrant's common stock.

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

Sales of Unregistered Securities.

     The Registrant made the following sales of unregistered securities during the fiscal year ended on September 30, 2002:

     (a) On October 25, 2001, the Registrant sold 10,000,000 shares of its common stock to Rukos Security Advice A.G. of Frankfurt, Germany, who purchased the shares on behalf of its clients in that country. The total consideration received for this transaction was $200,000, or $0.02 per share. Attached to each share, was a warrant to purchase one share of common stock of the Registrant, exercisable at $0.03 per share for a period of three years.

     (b) On April 25, 2002, the Registrant sold 18,000,000 shares of its common stock to Rukos Security Advice A.G. of Frankfurt, Germany, who purchased the shares on behalf of its clients in that country.
The total consideration received for this transaction was $100,000, or $0.01 per share. Attached to each share, was a warrant to purchase one share of common stock of the Registrant, exercisable at $0.01 per share for a period of three years.

     (c) On April 25, 2002, the Registrant issued options covering 10,000,000 shares of common stock under its Amended and Restated Stock Incentive Plan, dated January 18, 2002. The shares underlying these options were registered under Form S-8 POS's filed on February 6, 2002 and May 7, 2002. These options were exercised on April 26, 2002 at exercise price set forth in that plan ($0.01 per share). This resulted in total proceeds to the Registrant of $100,000.

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

Twelve-Month Plan of Operation.

     The Registrant is continuing to expand its entry into "not-for-profit" fund raising using "1-900" "pay-per-call" telephone numbers as outlined in the business plan.

     With campaign finance reform a central issue in the Congress, the Registrant is negotiating agreements for the use of the Registrant's two political "1-900" fund raising numbers: 1-900-DEMOCRAT and 1-900-REPUBLICAN. These numbers could raise hundreds of millions of dollars for both the Democratic and Republican parties. To assist in the development process, the Registrant has retained the services of consultants to attempt to procure a contract with the Democratic National Committee and the Republican National Committee for the exclusive use by them for the pay-per-call telephone numbers for fund raising purposes.

     To develop cash flow from the "1-900" concept, the Registrant will continue to rely on JRM Financial Services Corporation to finance the Registrant's ongoing overhead under the terms of the bearer debenture it holds until fund raising contracts have been signed (see notes to September 30, 2001 audit as filed and as part of the September 30, 2001 Form 10-KSB). The Registrant has sufficient cash funds to maintain operations for the next twelve months.

     The Registrant's previously acquired proprietary software for the Internet Meta Crawler, "eSearchB2B.com." was transferred into eSearchB2B.com Inc. The Registrant announced prior to the end of the fiscal year that the company intended to spin-off its eSearchB2B.com Inc. subsidiary. Subsequent to the close of the fiscal year, the Registrant issued shares of this corporation to the shareholders of record of the Registrant as of August 30, 2002 on the basis of one share of BarterB2B Inc. (whose name was changed as of December 31, 2002 to BarterB2B Inc.) for each share of E.T. Corporation they owned. This company intends to file a Form SB-2 registration statement with the Securities and Exchange Commission for the purpose of becoming a reporting company; it then intends to apply for listing on the Over the Counter Bulletin Board.

     The Registrant's Internet timeshare web sites "timeshareonlinerealty.com" and "timeshareunitsales.com" have been transferred into "Timeshare Corporation", a Nevada corporation. The Registrant also intends to spin-off this company into a separate public company in a similar fashion as BarterB2B Inc. by the issuance of shares in that company to shareholders of the Registrant as of August 30, 2002.

     The Registrant continues in its efforts to finance the Paraguayan hydrocarbon concessions. During 2001 and early 2002, the increase in the world price of oil and gas has led to an increase in interest in hydrocarbon exploration and development (although there have been recent declines in the price). Activity in this field has historically been cyclical and the Registrant considers that this has already been taken into account.

Capital Expenditures.

     There were no material capital expenditures during the fiscal year ended September 30, 2002.

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

     The Registrant has incurred losses from operations: $1,925,204 for the fiscal year ended September 30, 2001, and $1,183,618 for the fiscal year ended September 30, 2002. At September 30, 2002, the Registrant had an accumulated deficit of $361,512. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

(i) Any Shares Issued to JRM Financial Services, Inc. in Payment of Debenture May Result in Dilution to Other Shareholders, and Control by JRM.

     Under the debenture agreement between the Registrant and JRM, JRM has the right to convert any portion or the entire principal amount due under the debenture that may at any time be outstanding into restricted common shares of the Registrant at a price of $0.50 per share. Any shares issued under the conversion privileges of this debenture shall carry an "A" share purchase warrant allowing the holder thereof to purchase from the Registrant, at a price of $0.75, one additional restricted share for each "A" share purchase warrant held. The share purchase warrant shall be valid for a period of two
(2) years after the date of issuance of the said share purchase warrant. Any "A" share purchase warrants exercised will be issued one common share and one "B" share purchase warrant allowing the holder thereof to purchase from the Registrant, at a price of 1.00, one additional restricted share for each "B" share purchase warrant held.

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

ITEM 7.  FINANCIAL STATEMENTS.

     Financial statements as of and for the year ended September 30, 2002, and for the year ended September 30, 2001 are presented in a separate section of this report following Item 14.

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

Directors and Executive Officers.

(a)  Sidney B. Fowlds, President/Chairman of the Board.

     Mr. Fowlds, age 62, attended the University of British Columbia between 1958 and 1963 majoring in economics and political science. In 1967, Mr. Fowlds joined Doherty Roadhouse & McQuaig Brothers, one of the largest Investment Dealers in Canada. While with Doherty Roadhouse, Mr. Fowlds worked in all departments of the securities industry, including on the floor of the Toronto Stock Exchange.

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

     In 1989, Mr. Fowlds changed the direction of the Registrant to telecommunications, voice technology and the PC computer industry.
The Registrant developed the E.T. "TeleManagement" 1 900 and 1 800 and VoiceMail systems, raising more than $5 million for research, development and marketing. Mr. Fowlds also controls North American Oil and Gas. Mr. Fowlds has been a director of the Registrant since October 1986.

(b)  John Johnston, Vice President/Director.

     Mr. Johnson, age 75, retired as a real estate developer in 1995. Mr. Johnson formerly designed 18 hole golf course and real estate developments. Mr. Johnston is a former winner of the Canadian Amateur Golf Championship and is a member of the British Columbia Hall of Fame. He has been a director of the Registrant since October 1986.

(c)  Robert M. Miller, Director.

     Mr. Miller, age 60, retired as a financial consultant in 1995. Formerly he was a stockbroker and financial and real estate consultant in London, England; Brisbane, Australia and Vancouver, B.C., Canada. Mr. Miller has been a director of the Registrant since October 1992.

(d)  Anthony V. Feimann, Secretary-Treasurer.

     Mr. Feimann, age 62, retired in 1993 as a financial consultant. He graduated with a Bachelor of Arts degree in Econometrics from the University of British Columbia in 1963. This included one year of post-graduate work. Mr. Feimann worked for a national firm of Chartered Accountants for five years and was in public practice in accounting for an additional two years. He was co-founder of Econometrica, Inc., an economic consulting company specializing in econometrics based in Santa Barbara, California.

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

     Based solely upon a review of Form 4's required to be filed under Rule 16a-3(d) during fiscal 2002 and any required Form 5's with respect to fiscal 2002, and certain written representations from executive officers and directors, the Registrant is unaware that any required reports were not timely filed.

ITEM 10.  EXECUTIVE COMPENSATION.

     The only information provided below is for the President of the Registrant since none of the other officers and directors of the company received compensation in excess of $100,000 per year during the past three fiscal years. The Registrant does not intend to pay any of the officers and directors of the company until the Registrant turns profitable.



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

Sidney B.
Fowlds
President      2002      0        0       0               0           1,250,000        0         0
               2001      0        0       0               0           7,500,000        0         0
               2000      0        0       0               0              0             0         0


                        OPTION/SAR GRANTS IN LAST FISCAL YEAR
                              (Ended September 30, 2002)
                                 [Individual Grants]

Name         Number of          Percent of         Exercise or      Expiration
(a)          securities         total              base price          date
             underlying         options/SARs         ($/Sh)            (e)
             options/SARs       granted to            (d)
             granted (#)        employees in
                 (b)            fiscal year
                                    (c)
Sidney B.
Fowlds,
President    1,250,000            12.5%            $0.01 per share    May 2012

                AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                           AND FY-END OPTION/SAR VALUES

Name            Shares acquired     Value        Number of        Value of
(a)             on exercise (#)   realized ($)   securities       unexercised
                     (b)             (1)         underlying       in-the-money
                                     (c)         unexercised      options/SARs
                                                 options/SARs     at FY-end
                                                 at FY-end (#)        ($)
                                                 Exercisable/     Exercisable/
                                                 Unexercisable    Unexercisable
                                                     (d)              (e)

Sidney B.
Fowlds,
President           1,250,000      $12,500            0                 -

(1) Under Item 402(d)(2) of Regulation S-B, this figure is calculated by determining the difference between the fair market value of the securities underlying the options ($0.02 per share) on the date of exercise (April 26, 2002) and the exercise price of the options on the date of exercise ($0.01).

     There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there is no existing plan provided for or contributed to by the Registrant. The Registrant has adopted a non-qualified Stock Incentive Plan for its employees and consultants, and options covering a total of 10,000,000 shares were granted during the fiscal year ended September 30, 2002.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of December 2, 2002 (35,784,476 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of Class  Name and Address              Amount and Nature     Percent of
                of Beneficial Owner           of Beneficial           Class
                                              Owner (1) (3)

Common Stock    John Johnston,                   1,750,000              4.89%
                31877 Del Obispo Street
                Suite 205
                San Juan Capistrano, Ca 92675

Common Stock    Robert M. Miller                 1,750,000              4.89%
                31877 Del Obispo Street
                Suite 205
                San Juan Capistrano, Ca 92675

Common Stock    Sidney B. Fowlds                 1,400,000 (2)          3.91%
                31877 Del Obispo Street
                Suite 205
                San Juan Capistrano, Ca 92675

Common Stock    Anthony V. Feimann                    0                 0.00%
                31877 Del Obispo Street
                Suite 205
                San Juan Capistrano, Ca 92675

Common Stock    Shares of all directors and      4,900,000             13.69%
                executive officers as a group
                (4 persons)

(1) Except as noted, none of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

(2) 150,000 of these shares are held in the name of North American Oil and Gas, a company controlled by Mr. Fowlds.

(3) The following warrants are currently outstanding with clients of Rukos Security Advice AG in connection with certain shares purchased by that firm on behalf of its clients (no one client holds warrants covering shares that equal or exceed 5% of the total issued and outstanding shares of the Registrant): (a) 15,000,000 warrants issued on July 3, 2000, exercisable at $0.15 per share for a period of three years thereafter; (b) 10,000,000 warrants issued on June 4, 2001, exercisable at $0.10 per shares for a period of three years thereafter; (c) 10,000,000 warrants issued on October 25, 2001, exercisable at $0.03 per shares for a period of three years thereafter; and (d) 18,000,000 warrants issued on April 25, 2002, exercisable at $0.02 per shares for a period of three years thereafter

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Other than as set forth below, since the beginning of the Registrant's last fiscal year, there have not been any transaction that have occurred between the Registrant and its officers, directors, and five percent or greater shareholders.

     (a) On April 25, 2002, the Registrant issued options covering 10,000,000 shares of common stock under its Amended and Restated Stock Incentive Plan, dated January 18, 2002. Of this total, 4,750,000 were issued to three of the directors of the Registrant, Messrs. Johnston (1,750,000), Miller (1,750,000), and Fowlds (1,250,000). The shares underlying these options were registered under Form S-8 POS's filed on February 6, 2002 and May 7, 2002. These options were exercised on April 26, 2002 at exercise price set forth in that plan ($0.01 per share). This resulted in total proceeds to the Registrant of $100,000.

     (b) As the Registrant has been unable to meet its financial obligations as they became due, JRM Financial Services, Inc., an entity in which one of the directors is Mr. Fowlds, offered to pay the obligations on behalf of the Registrant and agreed to make payments as required, such payments secured by and subject to the terms of a debenture (assumed on October 1, 2000 from Xanthos Management Corporation; see Exhibit 2.1 of this Form 10-KSB). The total aggregate principal amount of the debenture is $5,000,000.00 that may be outstanding at any time and interest shall be payable at 10% per annum. By resolution of the Board of Directors, dated October 1, 2000, the Registrant is authorized to pay the sum of $25,000 per month to JRM as management fees under the debenture in order to cover office, telephone, automobile and travel, and promotion.

ITEM 13.  CONTROLS AND PROCEDURES.

Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures.

     Within the 90 days prior to September 30, 2002, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

(b)  Changes in internal controls.

     There were no significant changes in the Registrant's internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

Critical Accounting Policies.

     The Securities and Exchange Commission ("SEC") recently issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the Registrant reports in its financial statements.

ITEM 14.  EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO FINANCIAL
STATEMENTS.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth under the Exhibit Index.

Reports on Form 8-K.

     There were no reports on Form 8-K filed during fourth quarter of the fiscal year ended on September 30, 2002.

Index to Financial Statements and Schedules                         Page

Report of Independent Auditor                                         27

Balance Sheets as of
September 30, 2002 and September 30, 2001                             28

Statements of Operations for the
years ended September 30, 2002 and September 30, 2001                 30

Statement of Stockholders' Equity (Deficit) for the
years ended September 30, 2002 and September 30, 2001                 31

Statements of Cash Flows for the
years ended September 30, 2002 and September 30, 2001                 33

Notes to Financial Statements                                         34

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             E.T. Corporation


Dated: January 13, 2003                      By: /s/ Sidney B. Fowlds
                                             Sidney B. Fowlds, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


         Signature                    Title                     Date

/s/  Sidney B. Fowlds        President/Chairman of the Board   January 13, 2003
Sidney B. Fowlds

/s/  John Johnston           Vice President/Director           January 13, 2003
John Johnston

/s/  Robert M. Miller        Director                          January 13, 2003
Robert M. Miller

/s/  Anthony V. Feimann      Secretary/Treasurer               January 13, 2003
Anthony V. Feimann           (principal financial and
                              accounting officer)

                                  CERTIFICATIONS

I, Sidney B. Fowlds, certify that:

1.  I have reviewed this annual report on Form 10-KSB of E.T.
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the
Registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls;

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: January 13, 2003                      /s/ Sidney B. Fowlds
                                             Sidney B. Fowlds, President

I, Anthony V. Feimann, certify that:

1.  I have reviewed this annual report on Form 10-KSB of E.T.
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the
Registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls;

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: January 13, 2003                      /s/  Anthony V. Feimann
                                             Anthony V. Feimann,
                                             Secretary/Treasurer

                      REPORT OF INDEPENDENT AUDITOR

                         Janet Loss, C.P.A., P.C.
                        Certified Public Accountant
                     1780 South Bellaire Street, Suite 500
                            Denver, Colorado 80222
                                (303)782-0878

Board of Directors
E.T. Corporation
(Formerly eCom.com, Inc.)
31877 Del Obispo Street, Suite 205
San Juan Capistrano, California 92675


I have audited the accompanying Balance Sheets of E.T. Corporation as of September 30, 2002 and 2001, and the Statements of Operations, Stockholders' Equity (Deficit) and Cash Flows for the years ended September 30, 2002 and 2001. The financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards in the United States of America. These standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, based upon my audit, the financial statements at September 30, 2002 and 2001, and referred to above present fairly, in all material respects, the financial position of E.T. Corporation as of September 30, 2002, and 2001, in conformity with generally accepted accounting principles applied on a consistent basis.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has incurred recurring losses from operations and no cash. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Janet Loss, C.P.A., P.C.
Janet Loss, C.P.A., P.C.
Denver, Colorado
January 10, 2003

                                 E.T. CORPORATON
                            (formerly eCom.com, Inc.)
                                  BALANCE SHEETS

                                      ASSETS

                                             September 30        September 30
                                                  2002                2001

CURRENT ASSETS:
Cash in Checking                             $        0             $      0

FIXED ASSETS:
Equipment (Note 2)                              534,886              534,886

Less accumulated depreciation                  (534,886)            (534,886)

Net Fixed Assets                                      0                    0

OTHER ASSETS:
e Search B2B Web
Crawler (Note 1 and 9)                                0              833,333

Rights' Title, net
Of Amortization (Note 2 and 9 )                       0                    1

Product Development
Expenditures, net of
amortization (Note 2)                                 0                    0

Total Other Assets                                    0              833,334

TOTAL ASSETS                                          0              833,334

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts Payable                                   4,726               2,287

LONG-TERM LIABILITIES: (Note 4)
Debenture Payable, JRM
Financial Services, Inc.                         356,786             185,954

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, par value $0.001,
10,000,000 shares authorized,
none outstanding                                       0                   0

Common stock, par value $0.001,
190,000,000 shares authorized,
35,784,476 and 31,559,071 shares
issued and outstanding                         4,811,729           4,744,579

Paid-In-Capital in excess
of par value                                  24,152,619          23,591,369

Accumulated (Deficit)                        (29,325,860)        (27,690,855)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)            (361,512)            645,093

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)                         0             833,334

The accompanying notes are an integralpart of the financial statements

                                  E.T. CORPORATON
                             STATEMENTS OF OPERATIONS

                                             For the Year        For the Year
                                                Ended               Ended
                                             September 30        September 30
                                                 2002                 2001

REVENUES                                     $         0         $         0

GENERAL AND ADMINISTRATIVE EXPENSES:
Accounting and Legal                              32,750                   0
Amortization                                     381,947             477,629
Auto Expenses                                     12,000              12,000
Consulting and Management Fees                   446,150           1,100,000
Rent Expense                                      50,400              50,400
Telephone Expense                                 36,000              36,000
Travel and Promotion                             180,000             180,000
Transfer and filing fees                          18,370               2,287

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES      1,157,617           1,858,316

Net (Loss) before other Income (Expenses)     (1,157,617)        (1,858,316)

OTHER INCOME AND (EXPENSES):
Interest Expense                                  26,001             66,888
TOTAL OTHER INCOME AND EXPENSES                   26,001             66,888

NET (LOSS)                                    (1,183,618)        (1,925,204)
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE        (.076)            (.1726)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING 15,571,211         11,150,890

The accompanying notes are an integralpart of the financial statements

                                   E.T. CORPORATON
                    STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)



                             Class A         Common                                            Total
                             $.001           Stock           Additional                      Stockholders'
                             Shares          Par Value        Paid-In                          Equity
                                             Amount           Capital         (Deficit)      (Deficit)
Balance October 1, 2000      39,595,739      $4,716,079      $21,869,869      $(25,765,651)  $    820,297

December 11, 2000,
issuance of shares for
consulting services at
$0.05                         1,000,000           1,000           49,000                 0         50,000

April 30,2001,
Reverse split 1 for 10      (36,536,668)              0                0                 0              0

June 4, 2001 issuance of
shares with warrants for
payment of debentures
at $0.07 (Note 10)           10,000,000          10,000          690,000                 0        700,000

July 2, 2001 issuance of
shares for payment of
debentures at $0.025         10,000,000          10,0000         240,000                 0        250,000

July 25, 2001,
issuance of shares for
consulting services at
$0.10                         7,500,000           7,500          742,500                 0        750,000

Net (Loss) for the year
ended September 30, 2001              0               0                0        (1,925,204)    (1,925,204)

Balance September 30 2001    31,559,071       4,744,579       23,591,369       (27,690,855)       645,093

October 25, 2001
issuance of shares for
payment of debenture at
$0.02                        10,000,000          10,000          190,000                 0        200,000

October 29, 2001
issuance of shares for
consulting services at
$0.001                       15,900,000          15,900                0                 0         15,900

February 10, 2002
issuance of shares for
consulting services at
$0.01                         6,750,000           6,750           60,750                 0         67,500

April 12, 2002 Reverse
split 1 for 50              (62,924,595)              0                0                 0              0

April 25, 2002 issuance of
shares for consulting
services at $0.01             6,500,000          6,500           58,500                  0         65,000

April 25, 2002
issuance of shares for
Directors and Consultant
Options at $0.01 (Note 11)   10,000,000         10,000           90,000                 0         100,000

April 25, 2002
issuance of shares with
warrants for payment of
debenture at $0.01           18,000,000         18,000          162,000                 0         180,000

Net loss for year ended
September 30, 2002                    0              0                0        (1,183,618)      (1,183,618)

Dividend (Note 1 and 9)               0              0                0          (451,387)        (451,387)

Balance Spetember 30, 2002   35,784,476     4,811,729        24,152,619       (29,325,860)        (361,512)


The accompanying notes are an integralpart of the financial statements

                                 E.T. CORPORATON
                             STATEMENTS OF CASH FLOWS

                                           For the Year          For the Year
                                              Ended                 Ended
                                           September 30          September 30
                                                2002                 2001

Net Cash Flows From Operating Activities:
Net (loss)                                 $(1,183,618)          $ (1,925,204)

Adjustments to Reconcile
Net (Loss) to Cash (Loss)
From Operating Activities:
Amortization                                   381,947                477,629
Less non-cash working Capital	items:
Increase (Decrease) in Accounts Payable          2,439                    487
Sub-total                                     (799,232)            (1,447,088)

Investing Activity                                   0                      0

Financing Activity
Increase (Decrease) in Debenture Payable       170,832               (553,411)
Issuance of shares of Common stock             628,400              1,750,000
Increase in Financing Activity                 799,232              1,196,589

(DECREASE) IN CASH                                   0               (250,499)

CASH, BEGINNING OF PERIOD                            0                250,499

CASH, END OF THE PERIOD                              0                      0

The accompanying notes are an integralpart of the financial statements

                                 E.T. CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

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

As of October 1, 1994, the Colorado Corporation changed its name to E.T. Capital, Inc.

E.T. Network, Inc. was a Nevada corporation that owned the worldwide rights to the E.T. "TeleManagement" VoiceMail System and the 1-800 and 1-900 "pay-per-call" telephone numbers and information center. Its wholly owned subsidiary was Encryption Technology Canada, Inc. (E.T.). This subsidiary owned the rights for the VoiceMail system in Canada.

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

On April 10, 2002, the Company changed its name to E.T. Corporation and the Company authorized to consolidate the issued and outstanding shares of the Corporation on the ratio of one share for 50 shares.

The Company is continuing to expand its entry into "not-for-profit" Fund raising using "1-900" pay-per-call telephone numbers and the Company has retained the services of consultants to attempt to procure contracts.

The Company divested itself of two assets, the Company's timeshare website, "timeshareunitsales.com" and "eSearch B2B.com" (proprietary software for an internet Meta Crawler), into two corporations and will apply for the listing of their shares on the Over the Counter Bulletin Board. Shareholders of record August 30, 2002 will receive one share of each corporation for each share of E.T. Corporation held as of that date.

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

Amortization

The purchased rights for the TeleManagement VoiceMail system and product development expenditures were amortized over the estimated useful life of four (4) years. The eSearch B2B Web Crawler is being amortized over three (3) years.

Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - RELATED PARTIES

Due to related parties at September 30, 2002 consist of the following:

     Advances payable to an entity controlled by an
     officer and shareholder of the Company represent advances,
     secured with floating debenture and due on  demand              $356,786

At the annual general meeting, the shareholders of JRM Financial
Services, Inc., authorized management fees of $25,000 per month and auto, rent, telephone, travel and promotion expenses to be $23,200 per month and to be paid of JRM Financial Services, Inc.

NOTE 4 - DEBENTURE PAYABLE, BEARER

This debenture is dated October 1, 1992, and the total aggregate principal amount of the debenture shall be $5,000,000 that may be outstanding at any time and interest shall be payable at ten (10) percent per annum.

Under the debenture agreement between the Registrant and JRM, JRM has the right to convert any portion of the entire principal amount due under debenture that may at any time be outstanding into restricted common shares of the Registrant at a price of $0.50 per share. Any shares issued under the conversion privileges of the debenture shall carry an "A" share purchase warrant allowing the holder thereof to purchase from the Registrant, at a price of $0.75, one additional restricted share for each "A" share purchase warrant held. The share purchase warrant shall be valid for a period of two (2) years after the date of issuance of the said share purchase warrant. Any "A" share purchase warrants exercised will be issued on common share and one "B" share purchase warrant allowing the holder thereof to purchase from the Registrant, at a price of $1.00, one additional restricted share foe each "B" share purchase warrant held.

NOTE 5 - FISCAL YEAR

The Company adopted a fiscal year end of September 30th.

NOTE 6 - CURRENCY EXCHANGE

The financial statements are presented in dollar amounts based on the United States Currency Exchange.

NOTE 7 - ACQUISITIONS  AND FINANCING

In April 1996 the Company acquired a majority control of Spectrum Oil Corporation and agreed to finance Spectrum's hydrocarbon concessions in Paraguay totaling approximately 15 million acres subject to the terms of an agreement between Spectrum and the Company. Geologic and seismic data indicate that there could be tens of millions of barrels of oil in the leased area. The Company agreed to acquire majority control of Spectrum and to finance Spectrum Oil's hydrocarbon concessions in the Republic of Paraguay subject to verification of Spectrum's agreements under which they held the development rights to the concessions. Financing to make this acquisition and to proceed with the work program of approximately US$18 million was subject to the terms of an agreement between Spectrum and the Company. The Company negotiated a Private Placement of 8 million common shares of the Company at a price of US$1.25 carrying 8 million share purchase warrants at a price of US$2.00 per share for a period of two years. This financing would guarantee the funds necessary to complete the acquisition of Spectrum and fulfill the financial commitments of Spectrum to the oil and gas concessions in Paraguay. In July of 1996, Spectrum was in default of its agreements with the owners of the Paraguayan concessions and the Company terminated all Agreements between Spectrum and the Company. Subsequently, the 8 million shares were returned to the Company in exchange for the majority control shares of Spectrum that were held by the company.

NOTE 8 - OPTION

The Company negotiated an Option Agreement directly with the owners of the Hydrocarbon concessions in the Republic of Paraguay. The terms of the Agreement require the Company to complete a ten-year exploration and development program of approximately US$300 million. The Company negotiated a US$350 million financing with Petek AG, a Swiss Investment firm that require the Company to issue 1.5 billion shares for payment against delivery. In November 1996, the shares were electronically delivered to Barclay's Bank in London, England against payment of US$350 million. In February 1997, the shares were returned by Barclay's to the Company and Barclay's withdrew from the financing. The option expired; however, the Company continues to explore financing activities for the Paraguay Hydrocarbon concession.

NOTE 9 - OTHER ASSETS

Other assets had consisted of proprietary software and software rights and all rights title and interest in and to the said Web Crawler and Internet Website, "eSearchB2B.com". As of August 30, 2002, the
Company had divested itself of other assets into two corporations.
(See Note 1)

The eSearchB2B.com's Netsearch engine lets users search multiple engines, Web directories and news databases simultaneously and receives one simple summary of results. The eSearch2B2.com Netsearch engine will provide anonymous benefit to the online user who wishes to search within one easy-to-use web site rather than surf and negotiate through several complex crawlers or browsers.

NOTE 10 - WARRANTS

Warrants were issued with the private placement of common stock as follows:

Number of Shares       Issuance Date          Price         Expiration Date

15,000,000             July 3, 2000       $0.15 per warrant          3 years
10,000,000             June 4, 2001       $0.10 per warrant          3 years
10,000,000             October 25, 2001   $0.03 per warrant          3 years
18,000,000             April 25, 2002     $0.02 per warrant          3 years

NOTE 11 - NON-EMPLOYEE DIRECTORS AND CONSULTANTS RETAINER STOCK PLAN

On April 25, 2002, the Company adopted the Amended and Related Non-Employee Directors and Consultants Retained Stock Plan.

On April 25, 2002, the Registrant issued options covering 10,000,000 shares of common stock under its Amended and Restated Stock Incentive Plan, dated January 18, 2002. The shares underlying these options were registered under Form S-8 POS's filed on February 6, 2002 and May 7, 2002. These options were exercised on April 26, 2002 price set forth in that plan ($0.01 per share). This resulted in total proceeds to the Registrant of $100,000.

NOTE 12 - GOING CONCERN

As of September 30, 2002, the Company had a stockholders' deficit $(361,512), and no cash. As a result, substantial doubt exists about its ability to continue as a going concern. These financial statements have been prepared on the going concern basis under with an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Operations to date have been primarily financed by equity transactions. The Company's future operations are dependent upon the identification and successful completion of additional equity financing, the continued support of creditors and shareholders, and, ultimately the achievement of profitable operations. There can be no assurances that the Company will be successful. If it is not, the Company will be required to reduce operations or liquidate assets. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

3.2 Certificate of Amendment of Articles of Incorporation of the Registrant, dated April 11, 2002 (see below).

3.3 Bylaws of the Registrant, dated June 10, 2000 (incorporated by reference to Exhibit 3.2 of the Form 10-QSB filed on August 21, 2000).

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

10.12   Consulting Agreement between the Registrant and Robin
        Forshaw, dated April 25, 2002 (incorporated by reference to
        Exhibit 10.12 of the Form 10-QSB filed on August 8, 2002).

99 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (see below).