Form 10QSB
period 2002-12-31
ET CORP
filed 2003-02-04
CIK 311842

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

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

     As of December 31, 2002, the Registrant had 35,784,476 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes   No  X.

                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF DECEMBER 31, 2002                        3

              STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED
              DECEMBER 31, 2002 AND DECEMBER 31, 2001                      4

              STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED
              DECEMBER 31, 2002 AND DECEMBER 31, 2001                      5

              NOTES TO FINANCIAL STATEMENTS                                6

     ITEM 2.  PLAN OF OPERATION                                            7

     ITEM 3.  CONTROLS AND PROCEDURES                                     12

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                           13

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                   13

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             13

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         13

     ITEM 5.  OTHER INFORMATION                                           13

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            13

SIGNATURES                                                                14

CERTIFICATIONS                                                            14


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                               E.T. CORPORATION
                                BALANCE SHEET
                               DECEMBER 31, 2002
                                  (Unaudited)

                                    ASSETS

Current Assets:
  Cash                                                        $      32,100
   Total Current Assets                                              32,100

Fixed Assets
  Equipment                                                         534,886
  Less Accumulated Depreciation                                    (534,886)
   Net Fixed Assets                                                       0

Other Assets
  Product Development Costs, net                                          0
  Rights Title, net of amortization                                       0
   Total Other Assets                                                     0

Total Assets                                                         32,100

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable                                                $    4,726

Long-Term Liabilities
  Debenture Payable, Bearer                                        495,609

Shareholders' Equity:
  Common Stock , $0.001 par value
  190,000,000 common shares authorized,
  35,784,476 issued and outstanding                              4,811,729

Preferred Stock - 10,000,000 authorized, none issued                     0
 Paid-In-Capital (in excess of par value)                       24,152,619
Accumulated Deficit                                            (29,432,583)
Shareholders' Equity (Deficit)                                    (468,235)
Total Liabilities & Shareholders' Equity (Deficit)                  32,100

The accompanying notes are an integral part of these financial statements

                                E.T. CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              For The Three Months Ended
                                      December 31, 2002       December 31, 2001

Revenue                               $           0           $             0

General and Administrative Expenses:
   Legal Fees                                     0                     7,500
   Auto Expenses                              3,000                     3,000
   Consulting Fees                                0                    15,900
   Rent Expense                              12,600                    12,600
   Telephone Expense                          9,000                     9,000
   Travel and Promotions                     45,000                    45,000
   Amortization Expense                           0                   104,167
   Management Fees                           25,000                    25,000

   Total General and
   Administrative Expenses                   94,600                   222,167

Other (Income) Expenses
   Interest Expense                          12,123                     8,046

   Total Other (Income) Expenses             12,123                     8,046

Net Income (Loss)                          (106,723)                 (230,213)

Basic and Diluted
   Earnings (loss) Per Share                 (0.003)                   (0.236)

Weighted  Average Shares
   Outstanding, Basic and Diluted        35,784,476                   976,515*

* Shares adjusted for 1 for 50 reverse split as of April 12, 2002

The accompanying notes are an integral part of these financial statements


                                  E.T. CORPORATION
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                              For The Three Months Ended
                                        December 31 2002       December 31 2001

Cash Flows From Operating Activities:
   Net Loss for the period               $  (106,723)            $  (230,213)
   Adjustments to reconcile net loss to
   net cash used by operating activities:
   Amortization                                    0                 104,167
   Increase (Decrease) in accounts payable         0                   7,500

   Net cash used by operations              (106,723)               (118,546)

Cash Flows From Investing Activities:              0                       0

Cash Flows From Financing Activities:
  Increase (decrease) in debenture payable   138,823                 (97,354)
  Issuance of common stock                         0                 215,900

Net cash used in financin                    138,823                 118,546

Net Increase (Decrease) in Cash               32,100                       0

Beginning Cash Balance                             0                       0

Ending Cash Balance                           32,100                       0

The accompanying notes are an integral part of these financial statements


                                E.T. CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 B BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S. Securities and Exchange Commission ("SEC") requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended September 30, 2002 financial statements of E.T. Corporation ("Registrant") included in the Form 10-KSB filed with the SEC by the Registrant.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

NOTE 2 B RELATED PARTY TRANSACTIONS

Due to related parties at December 31, 2002 consisted of the following:

Advances payable to an entity controlled by a
   major shareholder of the Registrant represent
   advances, secured with floating debenture and due on demand   $ 495,609

Total due to related parties                                     $ 495,609

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

     The Registrant's previously acquired proprietary software for the Internet Meta Crawler, "eSearchB2B.com." was transferred into eSearchB2B.com Inc. The Registrant announced prior to the end of the fiscal year that the company intended to spin-off its eSearchB2B.com Inc. subsidiary. Subsequent to the close of the fiscal year, the Registrant issued shares of this corporation to the shareholders of record of the Registrant as of August 30, 2002 on the basis of one share of BarterB2B Inc. (whose name was changed as of December 31, 2002 to BarterB2B Inc.) for each share of E.T. Corporation they owned. This company intends to file a Form SB-2 registration statement with the Securities and Exchange Commission ("SEC") for the purpose of becoming a reporting company; it then intends to apply for listing on the Over the Counter Bulletin Board.

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

Capital Expenditures.

     There were no material capital expenditures during the quarter ended December 31, 2002.

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

     The Registrant has incurred losses from operations: $1,925,204 for the fiscal year ended September 30, 2001, $1,183,618 for the fiscal year ended September 30, 2002, and $106,723 for the quarter ended December 31, 2002. At December 31, 2002, the Registrant had an accumulated deficit of $29,432,583. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

ITEM 3.  CONTROLS AND PROCEDURES.

Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures.

     Within the 90 days prior to December 31, 2002, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

(b)  Changes in internal controls.

     There were no significant changes in the Registrant's internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

Critical Accounting Policies.

     The SEC recently issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the Registrant reports in its financial statements.

PART II B OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Registrant did not sell any unregistered (restricted) securities during the quarter ended December 31, 2002.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

     No reports on Form 8-K were filed during the first quarter of the fiscal year covered by this Form 10-QSB.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          E.T. Corporation


Dated: February 4, 2003                   By: /s/ Sidney B. Fowlds
                                          Sidney B. Fowlds, President

Dated: February 4, 2003                   By: /s/ Anthony V. Feimann
                                          Anthony V. Feimann,
                                          Secretary/Treasurer

                               CERTIFICATIONS

I, Sidney B. Fowlds, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of E.T.
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the
Registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: February 4, 2003                      /s/ Sidney B. Fowlds
                                             Sidney B. Fowlds, President


I, Anthony V. Feimann, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of E.T.
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the
Registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: February 4, 2003                     /s/  Anthony V. Feimann
                                            Anthony V. Feimann,
                                            Secretary/Treasurer


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