Form 10QSB/A
period 2002-12-31
ET CORP
filed 2003-03-14
CIK 311842

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

     As of December 31, 2002, the Registrant had 46,784,476 shares of common stock issued and outstanding.

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


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                               E.T. CORPORATION
                                BALANCE SHEET
                               DECEMBER 31, 2002
                                  (Unaudited)

                                    ASSETS

Current Assets:
  Cash                                                        $      32,100
   Total Current Assets                                              32,100

Fixed Assets
  Equipment                                                         534,886
  Less Accumulated Depreciation                                    (534,886)
   Net Fixed Assets                                                       0

Other Assets
  Product Development Costs, net                                          0
  Rights Title, net of amortization                                       0
   Total Other Assets                                                     0

Total Assets                                                         32,100

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable                                                $    4,726

Long-Term Liabilities
  Debenture Payable, Bearer                                        495,609

Shareholders' Equity:
  Common Stock , $0.001 par value
  190,000,000 common shares authorized,
  46,784,476 issued and outstanding                              4,822,729

Preferred Stock - 10,000,000 authorized, none issued                     0
 Paid-In-Capital (in excess of par value)                       24,152,619
Accumulated Deficit                                            (29,443,583)
Shareholders' Equity (Deficit)                                    (468,235)
Total Liabilities & Shareholders' Equity (Deficit)                  32,100

The accompanying notes are an integral part of these financial statements

                                E.T. CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              For The Three Months Ended
                                      December 31, 2002       December 31, 2001

Revenue                               $           0           $             0

General and Administrative Expenses:
   Legal Fees                                     0                     7,500
   Auto Expenses                              3,000                     3,000
   Consulting Fees                           11,000                    15,900
   Rent Expense                              12,600                    12,600
   Telephone Expense                          9,000                     9,000
   Travel and Promotions                     45,000                    45,000
   Amortization Expense                           0                   104,167
   Management Fees                           25,000                    25,000

   Total General and
   Administrative Expenses                   94,600                   222,167

Other (Income) Expenses
   Interest Expense                          12,123                     8,046

   Total Other (Income) Expenses             12,123                     8,046

Net Income (Loss)                          (117,723)                 (230,213)

Basic and Diluted
   Earnings (loss) Per Share                 (0.003)                   (0.236)

Weighted  Average Shares
   Outstanding, Basic and Diluted        45,091,692                   976,515*

* Shares adjusted for 1 for 50 reverse split as of April 12, 2002

The accompanying notes are an integral part of these financial statements


                                  E.T. CORPORATION
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                              For The Three Months Ended
                                        December 31 2002       December 31 2001

Cash Flows From Operating Activities:
   Net Loss for the period               $  (117,723)            $  (230,213)
   Adjustments to reconcile net loss to
   net cash used by operating activities:
   Amortization                                    0                 104,167
   Increase (Decrease) in accounts payable         0                   7,500

   Net cash used by operations              (117,723)               (118,546)

Cash Flows From Investing Activities:              0                       0

Cash Flows From Financing Activities:
  Increase (decrease) in debenture payable   138,823                 (97,354)
  Issuance of common stock                    11,000                 215,900

Net cash used in financing                   149,823                 118,546

Net Increase (Decrease) in Cash               32,100                       0

Beginning Cash Balance                             0                       0

Ending Cash Balance                           32,100                       0

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

     The Registrant has incurred losses from operations: $1,925,204 for the fiscal year ended September 30, 2001, $1,183,618 for the fiscal year ended September 30, 2002, and $117,723 for the quarter ended December 31, 2002. At December 31, 2002, the Registrant had an accumulated deficit of $29,443,583. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

                                          E.T. Corporation


Dated: March 13, 2003                     By: /s/ Sidney B. Fowlds
                                          Sidney B. Fowlds, President

Dated: March 13, 2003                     By: /s/ Anthony V. Feimann
                                          Anthony V. Feimann,
                                          Secretary/Treasurer

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


Dated: March 13, 2003                        /s/ Sidney B. Fowlds
                                             Sidney B. Fowlds, President


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


Dated: March 13, 2003                       /s/  Anthony V. Feimann
                                            Anthony V. Feimann,
                                            Secretary/Treasurer


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