Form 10QSB
period 2003-03-31
ET CORP
filed 2003-04-28
CIK 311842

U.S. SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                      FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

     As of March 31, 2003, the Registrant had 43,514,228 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes No  X.

                                   TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF MARCH 31, 2003                           3

              STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED
              MARCH 31, 2002 AND MARCH 31, 2003                            4

              STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED
              MARCH 31, 2002 AND MARCH 31, 2003                            5

              NOTES TO FINANCIAL STATEMENTS                                6

     ITEM 2.  PLAN OF OPERATION                                            7

     ITEM 3.  CONTROLS AND PROCEDURES                                     12

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                           13

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                   13

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             14

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         14

     ITEM 5.  OTHER INFORMATION                                           14

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            14

SIGNATURES                                                                15

CERTIFICATIONS                                                            15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                   E.T. CORPORATION
                                    BALANCE SHEET
                                    MARCH 31, 2003
                                     (Unaudited)

                                        ASSETS

Current Assets:
   Cash                                                       $     38,178
       Total Current Assets                                         38,178
Fixed Assets
   Equipment                                                       534,886
   Less Accumulated Depreciation                                  (534,886)

   Net Fixed Assets                                                      0

Other Assets
  Rights' Title, net of amortization                                     0
  Product Development Expenditures                                       0

   Total Other Assets                                                    0

Total Assets                                                        38,178

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable                                                  4,726

Long-Term Liabilities
   Debenture Payable, Bearer                                       243,842

Shareholders' Equity:
   Common Stock , $0.001 par value
   190,000,000 shares authorized,
   43,514,228 issued and outstanding                             4,863,904
   Preferred Shares, $0.001 par value
   10,000,000 authorized, none issued                                    0
   Paid-In-Capital (in excess of par value)                     24,627,619
Accumulated Deficit                                            (29,701,913)
Shareholders' Equity                                              (210,390)
Total Liabilities & Shareholders' Equity                            38,178

The accompanying notes are an integral part of these financial statements


                                E.T. CORPORATION
                             STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                               Three Months Ended              Six Months Ended
                                       March 31, 2002    March 31, 2003     March 31, 2002   March 30, 2003
Revenue                                $            0    $            0     $            0   $           0
General and Administrative Expenses:
   Professional Fees                                0            26,500              7,500          26,500
   Auto Expenses                                3,000             3,000              6,000           6,000
   Consulting Fees                             67,500            16,175             83,400          27,175
   Rent Expense                                12,600            12,600             25,200          25,200
   Telephone Expense                            9,000             9,000             18,000          18,000
   Travel and  Promotions                      45,000            45,000             90,000          90,000
   Amortization Expense                       104,167                 0            208,334               0
   Transfer Agent Fees                              0             5,600                  0           5,600
   Management Fees                             75,000           125,000            100,000         150,000
     Total General and
      Administrative Expenses                 316,267           242,875            538,434         348,475

Other (Income) Expenses
   Interest Expense                             4,827            15,455             12,873          27,578

  Total Other (Income)
     Expenses                                   4,827            15,455             12,873          27,578

Net Income (Loss)                            (321,094)         (258,330)          (551,307)       (376,053)

Basic and Diluted
   Earnings Per Share                          (0.309)           (0.006)            (0.547)         (0.009)

Weighted  Average Shares
   Outstanding                               1,038,823*      40,381,317          1,007,692*     42,753,539
</TABLE


* Shares adjusted for 1 for 50 reverse split as of April 12, 2002

The accompanying notes are an integral part of these financial statements


                                   E.T. CORPORATION
                               STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                      Six Months Ended
                                              March 31, 2002    March 31, 2003

Cash Flows From Operating Activities:
   Net Loss  for the period                    $  (551,307)       $   (376,053)
   Increase(Decrease) in accounts payable            7,500                   0
   Amortization                                    208,334                   0

   Net cash used by operations                    (335,473)           (376,053)

Cash Flows From Investing Activities:                    0                   0

Cash Flows From Financing Activities:
   Increase (decrease) in debenture payable         52,073            (112,944)
   Issuance of common stock                        283,400             527,175

Net cash used in financing                         335,473             414,231

Net Increase (Decrease) in Cash                          0              38,178

Beginning Cash Balance                                   0                   0

Ending Cash Balance                                       0             38,178

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Due to related parties at March 31, 2003 consist of the following:

Advances payable to an entity controlled by an
   officer and shareholder of the Registrant represent
   advances, secured with floating debenture and due on demand    $243,842

Total due to related parties                                      $243,842

ITEM 2.  PLAN OF OPERATION.

     The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Twelve-Month Plan of Operation.

     The Registrant is continuing to expand its entry into "not-for-profit" fund raising using "1-900" "pay-per-call" telephone numbers as outlined in the Registrant's business plan in its Form 10-KSB. With campaign finance reform a central issue in the Congress, the Registrant is negotiating agreements for the use of the Registrant's two political "1-900" fund raising numbers: 1-900-DEMOCRAT and 1-900-
REPUBLICAN. These numbers could raise hundreds of millions of dollars for both the Democratic and Republican parties. To assist in the development process, the Registrant has retained the services of consultants to attempt to procure a contract with the Democratic
National Committee for the exclusive use by the DNC of the "pay-per-call" telephone number 1 900 "DEMOCRAT".

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

     The Registrant continues in its efforts to finance the Paraguayan hydrocarbon concessions.  During 2002 and early 2003, the world price of oil and gas has led to an increase in interest in hydrocarbon
exploration and development.   Activity in this field has historically
been cyclical and the Registrant considers that this has already been taken into account.

Capital Expenditures.

     There were no material capital expenditures during the quarter ended March 31, 2003.

Risk Factors Connected with Plan of Operation.

(a)  Limited Prior Operations, History of Operating Losses, and
Accumulated Deficit May Affect Ability of Registrant to Survive.

     The Registrant has only had limited prior operations and has embarked on a new business direction within the past few years, which has not generated any revenue for the Registrant. The Registrant has incurred losses from operations: $376,053 for the six months ended
March 31, 2003, $1,183,618 for the fiscal year ended September 30,
2002, and $1,925,204 for the fiscal year ended September 30, 2001.  At
March 31, 2003, the Registrant had an accumulated deficit of $29,701,913. Thus, the Registrant is subject to all the risks inherent in the creation of a new business. The likelihood of the success of the Registrant must be considered in the light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the expansion of a business and the competitive environment in which the Registrant operates.
Unanticipated delays, expenses and other problems such as setbacks in product development, and market acceptance are frequently encountered in connection with the expansion of a business.

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

(b)  Need for Additional Financing May Affect Operations and Plan of
Business.

     The working capital requirements associated with the plan of business of the Registrant will continue to be significant. The
Registrant anticipates, based on currently proposed assumptions relating to its operations (including with respect to costs and expenditures and projected cash flow from operations), that it can generate sufficient financing through a floating debenture with JRM
Financial Services Inc. to continue its operations for an indefinite period at the current level without requiring additional financing.
The Registrant does not anticipate, at the present time, needing to raise any additional capital in the next twelve months to implement its sales and marketing strategy and grow. In the event that the Registrant's plans change or its assumptions change (due to unanticipated expenses, technical difficulties, or otherwise), the Registrant would be required to seek additional financing sooner than currently anticipated or may be required to significantly curtail or cease its operations.

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

(d)  Control of the Registrant by Officers and Directors.

     The Registrant's officers and directors beneficially own approximately 0.6% of the outstanding shares of the Registrant's common stock. As a result, such persons, acting together, have little ability to influence over all matters requiring stockholder approval
(especially since the remainder of the 43,514,223 issued and outstanding shares are owned by over 1,800 shareholders).
Accordingly, it could be difficult for an individual investor to effectuate control over the affairs of the Registrant. Therefore, it should be assumed that the officers, directors, and principal common shareholders who control the majority of voting rights will be able, by virtue of their stock holdings, to control the affairs and policies of the Registrant.

(e)  Indemnification of Directors and Officers.

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

(f)  Potential Conflicts of Interest Involving Management.

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

(g)  Influence of Other External Factors on Prospects for Registrant.

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

(h)  Non-Cumulative Voting.

     Holders of the shares are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Registrant, and the minority shareholders will not be able to elect a representative to the Registrant's board of directors.

(i)  Absence of Cash Dividends.

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

(j)  Limited Public Market for Registrant's Securities.

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

(k)  No Assurance of Continued Public Trading Market; Risk of Low
Priced Securities.

     There has been only a limited public market for the common stock of the Registrant.  The common stock of the Registrant is currently quoted on the Over the Counter Bulletin Board.  As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities.  The
Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock
market and the risks associated therewith.   The regulations governing
low-priced or penny stocks sometimes limit the ability of broker-
dealers to sell the Registrant's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

(l)  Effects of Failure to Maintain Market Makers.

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

(m)  Shares Eligible For Future Sale.

     All of the 245,000 shares of common stock which are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person
(or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Registrant (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that certain current public information is then available. If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

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

     Within the 90 days prior to March 31, 2003, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule
13a-14 under the Securities Exchange Act of 1934 ("Exchange Act").
This evaluation was done under the supervision and with the participation of the Registrant's President and Chief Financial
Officer. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (a) On March 4, 2003, the Company consolidated the issued and outstanding common shares of the Company on the basis of one new share for twenty old shares.

     (b) The Registrant sold the following unregistered (restricted) securities during the quarter ended March 31, 2003:

     On March 12, 2003, the Registrant sold 25,000,000 shares of its common stock to Rukos Security Advice A.G. of Frankfurt, Germany, who purchased the shares on behalf of its clients in that country. The total consideration received for this transaction was $500,000, or $0.02 per share (the closing price of the Registrant's common stock on that date was $0.25). Attached to each share, was a warrant to purchase one share of common stock of the Registrant, exercisable at $0.02 per share for a period of three years from April 25, 2002. The proceeds of this financing are being used for the repayment of corporate debt and general working capital purposes.

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

Reports on Form 8-K.

     No reports on Form 8-K were filed during the second quarter of the fiscal year covered by this Form 10-QSB.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            E.T. Corporation


Dated: April 25, 2003                       By: /s/ Sidney B. Fowlds
                                            Sidney B. Fowlds, President


Dated: April 25, 2003                       By: /s/ Anthony V. Feimann
                                            Anthony V. Feimann,
                                            Secretary/Treasurer

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

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the
Registrant and have:

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

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

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

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: April 25, 2003                       /s/ Sidney B. Fowlds
                                            Sidney B. Fowlds, President


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

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the
Registrant and have:

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

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

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

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: April 25, 2003                       /s/  Anthony V. Feimann
                                            Anthony V. Feimann,
                                            Secretary/Treasurer


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

3.2 Certificate of Amendment of Articles of Incorporation of the Registrant, dated April 11, 2002 (incorporated by reference to Exhibit 3.2 of the Form 10-KSB filed on January 14, 2003).

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

4.7     Amended and Restated Retainer Stock Plan for Non-Employee
        Directors and Consultants (Amendment No. 3), dated March 15,
        2003 (incorporated by reference to Exhibit 4 of the Form S-8
        POS filed on April 9, 2003).

99      Certification Pursuant to Section 906 of the Sarbanes-Oxley
        Act of 2002 (18 U.S.C. Section 1350) (see below).