Form 10QSB
period 2003-06-30
ET CORP
filed 2003-08-19
CIK 311842

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                              COMMISSION FILE NUMBER: 0-9071

                                     E.T. CORPORATION
                 (Exact name of Registrant as specified in its charter)

              Nevada                                           74-2026624
(State or jurisdiction of  incorporation                   I.R.S. Employer
           or organization)                                Identification No.)

27127 Calle Arroyo, Suite 1923, San Juan Capistrano, California        92675
         (Address of principal executive offices)                    (Zip Code)

                    Registrant's telephone number:  (877) 613-3131

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

     As of June 30, 2003, the Registrant had 43,514,228 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No  X.

                                   TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF JUNE 30, 2003                            3

              STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED
              JUNE 30, 2002 AND JUNE 30, 2003                              4

              STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED
              JUNE 30, 2002 AND JUNE 30, 2003                              5

              NOTES TO FINANCIAL STATEMENTS                                6

     ITEM 2.  PLAN OF OPERATION                                            7

     ITEM 3.  CONTROLS AND PROCEDURES                                     12

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                           13

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                   13

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             13

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         13

     ITEM 5.  OTHER INFORMATION                                           13

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            13

SIGNATURES                                                                14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                  E.T. CORPORATION
                                   BALANCE SHEET
                                   JUNE 30, 2003
                                    (Unaudited)

                                      ASSETS

Current Assets:
   Cash                                                       $     31,114
       Total Current Assets                                         31,114
Fixed Assets
   Equipment                                                       534,886
   Less Accumulated Depreciation                                  (534,886)

   Net Fixed Assets                                                      0

Other Assets
  Rights' Title, Net of Amortization                                     0
   Product Development Expenditures                                      0

   Total Other Assets                                                    0

Total Assets                                                        31,114

              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Accounts Payable                                                  8,250

Long-Term Liabilities
   Debenture Payable, Bearer                                       397,926

Shareholders' Equity (Deficit):
   Common Stock , $0.001 Par Value
   190,000,000 Shares Authorized,
   43,514,228 Issued and Outstanding                             4,863,904
   Preferred Shares, $0.001 Par Value
   10,000,000 Authorized, None Issued                                    0
   Paid-In-Capital (in excess of par value)                     24,627,619
Accumulated Deficit                                            (29,866,585)
Shareholders' Equity (Deficit)                                    (375,062)
Total Liabilities & Shareholders' Equity (Deficit)                  31,114

The accompanying notes are an integral part of these financial statements

                                   E.T. CORPORATION
                                STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                                 Three Months Ended           Nine Months Ended
                                          June 30, 2002    June 30, 2003   June 30, 2002   June 30, 2003
Revenue                                   $         0      $         0     $         0     $         0
General and Administrative Expenses:
   Transfer Agent Fees                              0                0               0           5,600
   Professional Fees                                0           10,588           7,500          37,088
   Auto Expenses                                3,000            3,000           9,000           9,000
   Consulting Fees                             65,000                0         148,400          27,175
   Rent Expense                                12,600           12,600          37,800          37,800
   Telephone Expense                            9,000            9,000          27,000          27,000
   Travel and Promotions                       45,000           45,000         135,000         135,000
   Amortization Expense                       104,167                0         312,501               0
   Management Fees                            125,000           75,000         225,000         225,000
   Total General and
   Administrative Expenses                    363,767          155,188         902,201         503,663

Other (Income) Expenses
   Interest Expense                             5,518            9,484          18,391         37,062

  Total Other (Income) Expenses                 5,518            9,484          18,391         37,062

Net Income (Loss)                            (369,285)        (164,672)       (920,592)      (540,725)

Basic and Diluted Earnings Per Share             (0.01)          (0.00)          (0.09)         (0.01)

Weighted  Average Shares Outstanding        29,363,310*     43,514,228      10,459,549*    42,995,744

* Shares adjusted for 1 for 50 reverse split
    As of April 12, 2002

The accompanying notes are an integral part of these financial statements

                                           E.T. CORPORATION
                                       STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                      Nine Months Ended
                                              June 30, 2002      June 30, 2003

Cash Flows From Operating Activities:
   Net Loss  for the period                   $    (920,592)     $    (540,725)
  Increase (Decrease) in accounts payable             7,500              3,524
  Amortization                                      312,501                  0
  Net cash used by operations                      (600,591)          (537,201)

Cash Flows From Investing Activities:                     0                  0

Cash Flows From Financing Activities:
   Increase (decrease) in debenture payable         (27,809)            41,140
   Issuance of common stock                         628,400            527,175

Net Cash Flows From Financing Activities             600,591           568,315

Net Increase (Decrease) in Cash                            0            31,114

Beginning Cash Balance                                     0                 0

Ending Cash Balance                                        0            31,114

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

NOTE 2 B RELATED PARTY TRANSACTIONS NOTE 2 O RELATED PARTY
TRANSACTIONS NOTE 2

Due to related parties at June 30, 2003 consist of the following:

Advances payable to an entity controlled by an
   officer and shareholder of the Registrant represent
   advances, secured with floating debenture and due on demand         $397,926

Total due to related parties                                           $397,926

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

With campaign finance reform a central issue in this country, the Registrant is negotiating agreements for the use of the Registrant's two political "1-900" fund raising numbers: 1-900-DEMOCRAT and 1-900-REPUBLICAN. These telephone numbers could raise hundreds of millions of dollars for both the Democratic and Republican parties. To assist in the development process, the Registrant has retained the services of consultants to attempt to procure a contract with the Democratic National Committee for the exclusive use by it of the "pay-per-call" telephone number 1-900-DEMOCRAT.

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

The Registrant=s Internet Meta Crawler, "eSearchB2B.com." and internet timeshare web site Atimeshareunitsales.com@ were spun off to the shareholders of the Corporation into separate Corporations effective August 30, 2002 and these corporations intend to apply for the listing of their shares on the Over the Counter Bulletin Board
(OTC BB). Shareholders of record August 30, 2002 received one share of each corporation for each share of E.T. Corporation held as of that date.

The Registrant continues in its efforts to finance the Paraguayan hydrocarbon concessions. During early 2002, the world price of oil and gas has led to an increase in interest in hydrocarbon exploration
and development.   Activity in this field has historically been
cyclical and the Registrant considers that this has already been taken into account.

Capital Expenditures.

There were no material capital expenditures during the quarter ended June 30, 2003.

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

The Registrant has incurred losses from operations: $540,725 for the nine months ended June 30, 2003, $1,183,618 for the fiscal year ended September 30, 2002, and $1,925,204 for the fiscal year ended September 30, 2001. At June 30, 2003, the Registrant had an accumulated deficit of $29,866,585. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

(d)  Control of the Registrant by Officers and Directors.

The Registrant's officers and directors beneficially own approximately 0.6% of the outstanding shares of the Registrant's common stock. As a result, such persons, acting together, have little ability to influence over all matters requiring stockholder approval (especially since the remainder of the 43,514,228 issued and outstanding shares are owned by over 1,800 shareholders).
Accordingly, it could be difficult for an individual investor to effectuate control over the affairs of the Registrant. Therefore, it should be assumed that the officers, directors, and principal common shareholders who control the majority of voting rights will be able, by virtue of their stock holdings, to control the affairs and policies of the Registrant.

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

Within the 90 days prior to the end of the period covered by this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

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

                                       E.T. Corporation


Dated: August 18, 2003                 By: /s/ Sidney B. Fowlds
                                       Sidney B. Fowlds, President


Dated: August 18, 2003                 By: /s/ Anthony V. Feimann
                                       Anthony V. Feimann,
                                       Secretary/Treasurer

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

31.1    Rule 13a-14(a)/15d-14(a) Certification (see below).

31.2    Rule 13a-14(a)/15d-14(a) Certification (see below).

32      Section 1350 Certification (see below).