Form 10KSB
period 2003-09-30
ET CORP
filed 2004-01-14
CIK 311842

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

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

     The Registrant's revenues for the fiscal year ended September 30, 2003 were zero. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 1, 2003:
$2,316,878. As of December 1, 2003, the Registrant had 43,514,632 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes   No  X .

                                TABLE OF CONTENTS

PART I.
                                                                        PAGE

ITEM 1.  DESCRIPTION OF BUSINESS                                           3

ITEM 2.  DESCRIPTION OF PROPERTY                                           6

ITEM 3.  LEGAL PROCEEDINGS                                                 6

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               6

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS                                   7

ITEM 6.  PLAN OF OPERATION                                                 8

ITEM 7.  FINANCIAL STATEMENTS                                             16

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                           16

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION
         16(A) OF THE EXCHANGE ACT                                        16

ITEM 10.  EXECUTIVE COMPENSATION                                          18

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                                           19

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  19

ITEM 13.  CONTROLS AND PROCEDURES                                         20

ITEM 14.  EXHIBITS, REPORTS ON FORM 8-K, AND
          INDEX TO FINANCIAL STATEMENTS                                   21

SIGNATURES                                                                22

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

     This redomicile was done for a number of reasons:

     - In the future, depending on the outcome of certain ongoing efforts, the Registrant anticipates expanding its management ranks and board of directors. One significant challenge faced by the Registrant, and every public company, trying to recruit officers and directors to it ranks due to class action lawsuits. Management, in connection with consultation with its legal advisors, concluded that a Nevada domicile would help to deter such suits.

     - The change of domicile will also provide management with what it believes to be greater efficiency, predictability and flexibility in its legal affairs than is presently available under Colorado law. Nevada has adopted comprehensive and flexible corporate laws.

     - The Nevada Secretary of State is particularly flexible, expert and responsive in its administration of the filings required for corporate transactions. In addition, there is no corporate income tax in Nevada, and no annual franchise tax.

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

     The Registrant has not been successful in obtaining financing with regard to the Paraguayan hydrocarbon rights and therefore does not plan to pursue its efforts in this area. In addition, the company owns no interest in any proven oil or gas interests in Paraguay or elsewhere.

Current Business of the Registrant.

     By an agreement dated June 10, 1992, the Registrant secured all the rights to the E.T. "TeleManagement" VoiceMail System and 1-800 and 1-900 "pay-per-call" telephone numbers and information center from a Nevada corporation, E.T. Network, Inc., for $6,650,000. This purchase was financed by the sale of 20,000,000 Regulation "S" restricted shares of the Registrant. E.T. Network, Inc. was a Nevada corporation that owned the worldwide rights to the E.T. "TeleManagement" VoiceMail System and the 1-800 and 1-900 "pay-per-call" telephone numbers and information center. Its wholly owned subsidiary was Encryption Technology Canada, Inc. ("E.T."). This subsidiary owned the rights for the VoiceMail system in Canada. The assets of E.T. Network, Inc. (the Nevada Corporation) and Encryption Technology Canada, Inc. were then transferred to the Colorado Corporation. Encryption Technology Canada, Inc. has been de-registered and is no longer in existence.

     The Registrant is now concentrating its activities in the area of fund raising for charitable organizations using the proprietary 1 900 "pay-per-call" telephone numbers 1 900 "DEMOCRAT", 1 900 "REPUBLICAN", 1 900 "STOP ABUSE", 1 900 "HIV AIDS", 1 900 HIV KIDS, 1 900 "GET MADD" and others.

     No revenues have been generated as a result of or in direct consequence of this business of the Registrant and currently there are no contracts in place for the use of the corporations services. In the past, the Registrant signed charitable fund raising agreements with Broadway Cares, Inc. (the "Broadway Cares Agreement"), a group formed by the New York theater community to fight A.I.D.S., and additional charitable fund raising agreements were signed between the Registrant and the Action For Peace Foundation (dedicated to helping the women and children of Bosnia in association with United Nations' agencies) (the "Peace Agreement") and with the National Coalition Against Domestic Violence (the "NCADV Agreement"), respectively (see the Registrant's 1994 10-K filing for complete details and copies of the Peace Agreement, which was set forth as Exhibit A thereto, and the NCADV Agreement, which was set forth as Exhibit B thereto). Both of these contracts were serviced by the E.T. Foundation, Inc. a Washington, D.C., not-for-profit organization that has been dissolved. These contracts were not renewed by mutual consent of the parties.

     The Registrant has also made proposals to represent a number of other charitable organizations in their fund raising activities as well. Agreements with political and charitable organizations are anticipated during the current fiscal year.

     Even though the Registrant chose to write off the company's telecommunications assets over a four-year period, the company considers its telephone technology still has substantial value. This statement is intended to reflect management's qualitative assessment of the value the intangible 1-900 telephone numbers. Management's belief is that the intangible assets 1-900 Democrat and 1-900
Republican, 1-900 Stop Abuse, etc. will ultimately generate revenue for the company once political candidates and charitable organizations begin to put these numbers into national advertising campaigns. The accountant's quantitative write-off, on the other hand, is related to the tangible physical telephone equipment purchased, which value was rapidly diminished by the precipitous advancement in telephone technology.

     In order to conserve its financial resources, the Registrant has decided to scale down its European operations until promotion of its technology is warranted by advances in the European telecommunications standards. Therefore, the Registrant did not have any offices or operations in any foreign country in fiscal 2003.

     The Registrant has no other licenses, other than as described above. Telecommunications services and charitable fund raising are not seasonal activities. Due to the nature of the Registrant's business, there is no significant working capital items carried on its books (i.e., accounts receivable, inventory, etc.), although a significant amount of equipment is carried on its books. Due to the nature of the Registrant's business, there is no backlog of orders. There is no portion of the Registrant's business that may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of government.

Other Opportunities.

     The Registrant intends to take advantage of any reasonable business proposal presented which management believes will provide the Registrant and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, and unless required by applicable law, the articles of incorporation or bylaws or by contract, stockholders' approval will not be sought.

     The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Registrant to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Registrant of all related costs incurred.

     Currently, management is not able to determine the time or resources that will be necessary to locate and acquire or merge with a business prospect. There is no assurance that the Registrant will be able to acquire an interest in any such prospects, products or opportunities that may exist or that any activity of the Registrant, regardless of the completion of any transaction, will be profitable.

     If and when the Registrant locates a business opportunity, management of the Registrant will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Registrant would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Registrant's shareholders due to the issuance of stock to acquire such an opportunity.

Employment.

     The Registrant has no full-time employees. The policy of the Registrant has been to utilize consultants and other professionals on and ad hoc, when needed, basis until the size of the Registrant warrants the employment of paid employees. The Registrant anticipates the need for paid employees during fiscal 2004. The Registrant considers its employee relations to be satisfactory under the circumstances.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     In February 2003, the Registrant sought and received the consent of a majority of the issued and outstanding common stock for a twenty to one reverse split of the company's outstanding common stock as of the record date of February 17, 2003. The Registrant filed an Information Statement with the Securities and Exchange Commission ("SEC") in connection with this consent.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

     The Registrant's shares of common stock are traded on the Over the Counter Bulletin Board under the symbol "ETOC" (prior to March 4, 2003 the symbol was "ETTC"; prior to April 22, 2002, the symbol was "ECOC") and the range of closing bid prices shown below is as reported by that exchange. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The Registrant's common stock is also traded on the Berlin Stock Exchange under the symbol "ETOC".

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on September 30, 2003

                                                 High       Low

Quarter Ended December 31, 2002                  0.08     0.023
Quarter Ended March 31, 2003 (1)                 0.50     0.012
Quarter Ended June 30, 2003                      0.60      0.19
Quarter Ended September 30, 2003                 0.16     0.066

(1) On March 3, 2003, the Registrant effected a 20-1 reverse stock split.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on September 30, 2002

                                                 High         Low

Quarter Ended December 31, 2001                  0.15        0.02
Quarter Ended March 31, 2002                     0.07        0.00
Quarter Ended June 30, 2002 (2)                  0.69        0.00
Quarter Ended September 30, 2002                 0.72        0.02

(2)  On April 22, 2002 the Registrant effected a 50-1 reverse split.

Holders of Common Equity.

     As of December 1, 2003, there were approximately 216 shareholders of record of the Registrant's common stock. The Registrant believes that there are an additional approximate 1,860 street name shareholders.

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

Sales of Unregistered Securities.

     The Registrant made the following sales of unregistered
(restricted) securities during the fiscal year ended on September 30, 2003:

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

     In connection with and in consideration for this private placement, the Registrant cancelled the following warrants previously held by client of Rukos: (a) 10,000,000 warrants issued on June 4, 2001, exercisable at $0.10 per shares for a period of three years thereafter; (b) 10,000,000 warrants issued on October 25, 2001, exercisable at $0.03 per shares for a period of three years thereafter; and (c) 18,000,000 warrants issued on April 25, 2002, exercisable at $0.02 per shares for a period of three years thereafter.

     No commissions were paid in connection with this sale. This sales was undertaken in an offshore transaction in compliance with Regulation S.

Changes in Securities.

     On March 3, 2003, the Registrant consolidated the issued and outstanding common shares of the Registrant on the basis of one new share for twenty old shares.

ITEM 6.  PLAN OF OPERATION.

     The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Twelve-Month Plan of Operation.

     The Registrant is continuing to attempt to expand its entry into "not-for-profit" fund raising using "1-900" "pay-per-call" telephone numbers as outlined in the business plan.

     With campaign finance reform an important issue in this country, the Registrant is currently making contacts with a number of organizations regarding potential use of its 1-900-DEMOCRAT and 1-900-REPUBLICAN numbers. These contracts have been with the offices of the Chairman of the Democratic National Committee, the Chairman of the Republican National Committee, the Clinton Presidential Library, and the Hillary Clinton Senatorial Campaign Committee, among others.
These contacts came about as a result of introductions provided by consultants retained by the Company. These numbers could potentially raise hundreds of millions of dollars for both the Democratic and Republican parties.

     The Registrant is a development stage company and its board of directors and management has determined that the best way to develop interest in its 1-900 telephone lines is to make face-to-face contact with potential customers and financiers. The board of directors and management also has determined that it can best exploit its limited resources through the use of consultants rather than employees so as to minimize payroll taxes and health and retirement benefits that employees would require. The consultants' services provided to the Registrant include in-person solicitation of political action committees, charities, political candidates and parties across the United States to use the 1-900 telephone lines.

     To develop cash flow from the "1-900" concept, the Registrant will continue to rely on JRM Financial Services Corporation to finance the Registrant's ongoing overhead under the terms of the bearer debenture it holds until fund raising contracts have been signed (see notes to the audited financial statements contained elsewhere in this report. The Registrant has sufficient cash funds to maintain operations for the next twelve months.

     The Registrant's previously acquired proprietary software for the Internet Meta Crawler, "eSearchB2B.com." was transferred into eSearchB2B.com Inc. The Registrant announced prior to the end of the 2002 fiscal year that the company intended to spin-off its eSearchB2B.com Inc. subsidiary. During the 2003 fiscal year, the Registrant issued shares of this corporation to the shareholders of record of the Registrant as of August 30, 2002 on the basis of one share of BarterB2B Inc. (whose name was changed as of December 31, 2002 to BarterB2B Inc.) for each share of E.T. Corporation they owned. This company intends to file a Form SB-2 registration statement with the Securities and Exchange Commission for the purpose of becoming a reporting company; it then intends to apply for listing on the Over the Counter Bulletin Board.

     The Registrant's Internet timeshare web sites
"timeshareonlinerealty.com" and "timeshareunitsales.com" have been transferred into "Timeshare Corporation", a Nevada corporation. The Registrant has also transferred these assets into a separate company that the Registrant intends to make into a separate public company in a similar fashion as BarterB2B Inc.; shares in that company have already been issued to shareholders of the Registrant as of August 30, 2002.

Capital Expenditures.

     There were no material capital expenditures during the fiscal year ended September 30, 2003.

Risk Factors Connected with Plan of Operation.

(a)  Limited Prior Operations, History of Operating Losses, and
Accumulated Deficit May Affect Ability of Registrant to Survive.

     The Registrant has had limited prior operations to date. Since the Registrant's principal activities to date have been limited to organizational activities, research and development, and prospect development, it has no record of any revenue-producing operations. Consequently, there is only a limited operating history upon which to base an assumption that the Registrant will be able to achieve its business plans. In addition, the Registrant has only limited assets (which consist of the rights to use certain 1-900 telephone numbers). As a result, there can be no assurance that the Registrant will generate significant revenues in the future; and there can be no assurance that the Registrant will operate at a profitable level. If the Registrant is unable to obtain customers and generate sufficient revenues so that it can profitably operate, the Registrant's business will not succeed. Accordingly, the Registrant's prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business.

     The Registrant has incurred losses from operations: $1,183,618 for the fiscal year ended September 30, 2002, $726,648 for the fiscal year ended September 30, 2003, and $29,601,121 for the period from inception (October 3, 1978) to September 30, 2003. At September 30, 2003, the Registrant had an accumulated deficit of $30,052,508. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

(b)  Need for Additional Financing May Affect Operations and Plan of
Business.

     The working capital requirements associated with the plan of business of the Registrant will continue to be significant (see Statements of Operations in the financial statements contained elsewhere in this Form 10-KSB). However, the Registrant anticipates, based on currently proposed assumptions relating to its operations (including with respect to costs and expenditures and projected cash flow from operations), that it can generate sufficient financing through a floating debenture with JRM Financial Services, Inc. (formerly held by Xanthos Management Corporation) to continue its operations for at least the next 12 months at the current level without requiring additional financing (through the use of the unused line of credit to draw on under this debenture). The Registrant does not anticipate, at the present time, needing to raise any additional capital in the next twelve months to implement its sales and marketing strategy and grow. In the event that the Registrant's plans change or its assumptions change (due to unanticipated expenses, technical difficulties, or otherwise), the Registrant would be required to seek additional financing sooner than currently anticipated or may be required to significantly curtail or cease its operations.

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

(c)  Potential Loss of 1 900 Telephone Provider.

     The 1 900 service provider for the Registrant, Network Telephone Services, Inc., has informed the company that AT&T has informed them that AT&T will no longer provide 1 900 telephone service after Feb. 28, 2004. While the Registrant has only one number services by AT&T, 1 900 REPUBLICAN, management will make a determination as to a subsequent telephone provider when it obtains more information from Network Telephone Services, Inc. If the Registrant is unable to obtain a substitute telephone provider for this 1 900 number, then it could not be used, which could in turn affect future business prospects for the company.

(d)  Competition.

     The Registrant's activities in the fund raising industries involve a competitive industry. Many of the Registrant's competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than the company does. The Registrant also expects to face additional competition as other established and emerging companies enter the fund raising business.

(e) Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Registrant.

     The Registrant's success may be dependent upon the hiring of qualified administrative personnel. None of the Registrant's officers and directors has an employment agreement with the Registrant; therefore, there can be no assurance that these personnel will remain employed by the Registrant after the termination of such agreements. Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the Registrant's business and prospects in that replacement personnel may not understand the proposed business of the company. Also, the Registrant does not carry any key person insurance on any of the officers and directors of the company.

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

(f) Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Registrant.

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

(g) Potential Conflicts of Interest May Affect Ability of Officers and Directors to Make Decisions in the Best Interests of Registrant.

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

     A potential conflict of interest that arose was the negotiation of the debenture between the Registrant and JRM Financial Services, Inc. (see discussion under Item 12, below). Mr. Fowlds attempted to mitigate the potential conflict by abstaining from the board of director's vote on this financing package. The Registrant is not aware of any other potential conflicts of interest that have arisen.

     Sidney Fowlds, president, devotes approximately 40 hours per week to the activities of the Registrant. Other officers and directors are on an as needed basis. As indicated in the biographical backgrounds of the other company directors, they are all retired from their former careers.

(h)  Other External Factors May Affect Viability of Registrant.

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

(i)  Non-Cumulative Voting May Affect Ability of Shareholders to
Influence Registrant Decisions.

     Holders of the shares are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Registrant, and the minority shareholders will not be able to elect a representative to the Registrant's board of directors.

(j)  Absence of Cash Dividends May Affect Investment Value of
Registrant's Stock.

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

(k) Any Shares Issued to JRM Financial Services, Inc. in Payment of Debenture May Result in Dilution to Other Shareholders, and Control by JRM.

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

(l) No Assurance of Continued Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Registrant's Stock.

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

(m)  Effects of Failure to Maintain Market Makers.

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

Critical Accounting Policies.

     The SEC has issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include: (a) use of estimates in the preparation of financial statements; and (b) impairment of long-lived assets. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the Registrant reports in its financial statements.

(a)  Use of Estimates in the Preparation of Financial Statements.

     The preparation of the financial statements contained in this report requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Registrant evaluates these estimates, including those related to revenue recognition and concentration of credit risk. The Registrant bases its estimates on historical experience and on various other assumptions that is believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

(b)  Impairment of Long-Lived Assets

     Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount of fair value less costs to sell.

Forward Looking Statements.

     The foregoing plan of operation contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the Registrant's estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, the features and benefits of its products, its growth strategy, the need for additional sales and support staff, its operating losses and negative cash flow, its critical accounting policies, its profitability and factors contributing to its future growth and profitability. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above, as well as risks related to the Registrant's ability to develop new technology and introduce new products, its ability to protect its intellectual property, and its ability to find additional financing. These forward-looking statements speak only as of the date hereof. The Registrant expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7.  FINANCIAL STATEMENTS.

     Financial statements for the period from inception (October 3, 1978) to September 30, 2003, and for the years ended September 30, 2003 and September 30, 2002 are presented in a separate section of this report following Item 14.

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

Directors and Executive Officers.

(a)  Sidney B. Fowlds, President/Chairman of the Board.

     Mr. Fowlds, age 63, attended the University of British Columbia between 1958 and 1963 majoring in economics and political science. In 1967, Mr. Fowlds joined Doherty Roadhouse & McQuaig Brothers, one of the largest Investment Dealers in Canada. While with Doherty Roadhouse, Mr. Fowlds worked in all departments of the securities industry, including on the floor of the Toronto Stock Exchange.

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

(b)  John Johnston, Vice President/Director.

     Mr. Johnson, age 76, retired as a real estate developer in 1995. Mr. Johnson formerly designed 18 hole golf course and real estate developments. Mr. Johnston is a former winner of the Canadian Amateur Golf Championship and is a member of the British Columbia Hall of Fame. He has been a director of the Registrant since October 1986.

(c)  Robert M. Miller, Director.

     Mr. Miller, age 61, retired as a financial consultant in 1995. Formerly he was a stockbroker and financial and real estate consultant in London, England; Brisbane, Australia and Vancouver, B.C., Canada. Mr. Miller has been a director of the Registrant since October 1992.

(d)  Anthony V. Feimann, Secretary-Treasurer.

     Mr. Feimann, age 63, retired in 1993 as a financial consultant. He graduated with a Bachelor of Arts degree in Econometrics from the University of British Columbia in 1963. This included one year of post-graduate work. Mr. Feimann worked for a national firm of Chartered Accountants for five years and was in public practice in accounting for an additional two years. He was co-founder of Econometrica, Inc., an economic consulting company specializing in econometrics based in Santa Barbara, California.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

     Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of any class of the Registrant's equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and beneficial owners of more than 10% of any class of the Registrant's equity securities are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

     Based solely upon a review of Form 4's required to be filed under Rule 16a-3(d) during fiscal 2003 and any required Form 5's with respect to fiscal 2003, and certain written representations from executive officers and directors, the Registrant is unaware that any required reports were not timely filed.

Code of Ethics.

     The Registrant has not adopted a code of ethics that applies to the company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Registrant has not adopted such a code of ethics because of the low level of activity in the company; at a later time, such a code of ethics may be adopted by the board of directors.

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



                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                  Other           Restricted   Securities
principal                                 annual            stock     underlying      LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)    options/SARs    payouts compensation
                          ($)     ($)       ($)             ($)           (#) (1)       ($)       ($)

Sidney B. Fowlds  2003     -       -       -               -            -               -         -
President         2002     -       -       -               -            62,500          -         -
                  2001     -       -       -               -             7,500          -         -



(1) All these options have been exercised immediately after they were issued. The original issuances of options covering 7,500,000 shares on July 1, 2001 and 1,250,000 shares on April 25, 2002, have been changed to reflect the subsequent reverse stock splits of 50 to 1 on April 12, 2002 and 20 to 1 on March 3, 2003.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of December 1, 2003 (43,514,632 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of Class   Name and Address               Amount and Nature   Percent of
                 of Beneficial Owner              of Beneficial        Class
                                                     Owner (1)

Common Stock     John Johnston                        87,500           0.20%
                 27127 Calle Arroyo
                 Suite 1923
                 San Juan Capistrano, CA 92675

Common Stock     Robert M. Miller                     87,500           0.20%
                 27127 Calle Arroyo
                 Suite 1923
                 San Juan Capistrano, CA 92675

Common Stock     Sidney B. Fowlds                     70,000 (2)       0.016%
                 27127 Calle Arroyo
                 Suite 1923
                 San Juan Capistrano, CA 92675

Common Stock     Anthony V. Feimann                        0           0.00%
                 27127 Calle Arroyo
                 Suite 1923
                 San Juan Capistrano, CA 92675

Common Stock     Shares of all directors and         245,000           0.056%
                 executive officers as a group (4
                 persons)

(1) None of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

(2) 12 of these shares are held in the name of North American Oil and Gas, and 24 shares held in the name of JRM Financial Services, Inc.; both companies are controlled by Mr. Fowlds.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Other than as set forth below, during the past two fiscal years there have been no relationships, transactions, or proposed transactions to which the Registrant was or is to be a party, in which any of the directors, officers, or 5% or greater shareholders (or any immediate family thereof) had or is to have a direct or indirect material interest.

     (a) On April 25, 2002, the Registrant issued options covering 10,000,000 shares of common stock under its Amended and Restated Stock Incentive Plan, dated January 18, 2002. Of this total, 4,750,000 were issued to three of the directors of the Registrant, Messrs. Johnston (1,750,000), Miller (1,750,000), and Fowlds (1,250,000). The shares underlying these options were registered under Form S-8 POS's filed on February 6, 2002 and May 7, 2002. These options were exercised on April 26, 2002 at exercise price set forth in that plan ($0.01 per share). This resulted in total proceeds to the Registrant of $100,000. These shares were subject to a 1 new for 20 old share consolidation in March 2003.

     (b) As the Registrant has been unable to meet its financial obligations as they became due, JRM Financial Services, Inc., an entity in which one of the directors is Mr. Fowlds, offered to pay the obligations on behalf of the Registrant and agreed to make payments as required (through the use of the unused line of credit to draw on under a debenture), such payments secured by and subject to the terms of a debenture (assumed on October 1, 2000 from Xanthos Management Corporation; see Exhibit 2.1 of this Form 10-KSB). The total aggregate principal amount of the debenture is $5,000,000.00 that may be outstanding at any time and interest shall be payable at 10% per annum. By resolution of the board of directors (with Mr. Fowlds abstaining), dated October 1, 2000, the Registrant is authorized to pay JRM management fees of $25,000 per month (for services rendered to the Registrant in operating the company, as well as providing funds for the Registrant's operations), and for JRM to pay a auto, rent, telephone, travel and promotion expenses of the Registrant of a minimum of $23,200 per month (although JRM often pays more than this amount, if needed). These payments are to cover expenses incurred by company management as they continue to travel to search for new business opportunities and to try to execute its current business plan.

ITEM 13.  CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures.

     Within the 90 days prior to the end of the period covered by this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by the report pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's president and treasurer. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

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

Reports on Form 8-K.

     There were no reports on Form 8-K filed during fourth quarter of the fiscal year ended on September 30, 2003.

Index to Financial Statements and Schedules                          Page

Report of Independent Auditor                                          23

Balance Sheets as of
September 30, 2003 and September 30, 2002                              24

Statements of Operations from inception
(October 3, 1978) to September 30, 2003, and for the
years ended September 30, 2003 and September 30, 2002                  25

Statement of Stockholders' Equity (Deficit) from inception
(October 3, 1978) to September 30, 2003, and for the
years ended September 30, 2003 and September 30, 2002                  26

Statements of Cash Flows from inception
(October 3, 1978) to September 30, 2003, and for the
years ended September 30, 2003 and September 30, 2002                  28

Notes to Financial Statements                                          29

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       E.T. Corporation


Dated: December 29, 2003               By: /s/ Sidney B. Fowlds
                                       Sidney B. Fowlds, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

         Signature                    Title                  Date

/s/  Sidney B. Fowlds        President/Chairman of the     December 29, 2003
Sidney B. Fowlds             Board

/s/  John Johnston           Vice President/Director       December 29, 2003
John Johnston

/s/  Robert M. Miller        Director                      December 29, 2003
Robert M. Miller

/s/  Anthony V. Feimann      Secretary/Treasurer           December 29, 2003
Anthony V. Feimann           (principal financial and
                             accounting officer)

                            REPORT OF INDEPENDENT AUDITOR

                              Janet Loss, C.P.A., P.C.
                             Certified Public Accountant
                        1780 South Bellaire Street, Suite 500
                               Denver, Colorado 80222
                                   (303)782-0878

Board of Directors
E.T. Corporation
(A Development Stage Company)
27127 Calle Arroyo, Suite 1923
San Juan Capistrano, California 92675

I have audited the accompanying Balance Sheets of E.T. Corporation, (A Development Stage Company), as of September 30, 2003 and 2002, and the Statements of Operations, Stockholders' Equity (Deficit) and Cash Flows for the years then ended and the cumulative amounts from inception on October 3, 1978 thru September 30, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, based upon my audit, the financial statements at September 30, 2003 and 2002, and referred to above present fairly, in all material respects, the financial position of E.T. Corporation as of September 30, 2003, and 2002, in conformity with generally accepted accounting principles in the United States of America applied on a consistent basis.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed on in Note 13 to the financial statements, the Company has suffered losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Janet Loss, C.P.A., P.C.
Janet Loss, C.P.A., P.C.
Denver, Colorado
October 16, 2003


                                 E.T. CORPORATON
                         (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                              September 30      September 30
                                                   2003             2002

Current Assets:
Cash in checking                              $         -       $         -
  Total Assets                                $         -       $         -

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT

Current Liabilities:
Accounts payable                              $     3,216       $     4,726

Long-Term Liabilities: (Note 4)
Debenture payable, JRM
Financial Services, Inc.                          557,769           356,786

Stockholders' Equity (Deficit):
Preferred stock, par value $0.001,
10,000,000 shares authorized,
none outstanding                                        -                 -

Common stock, par value $0.001,
190,000,000 shares authorized,
43,514,632 and 1,789,632 shares
issued and outstanding (Note 7)                 4,863,904         4,811,729

Paid-in-capital in excess
of par value                                   24,627,619        24,152,619

Accumulated (deficit)                         (30,052,508)      (29,325,860)

Total Stockholders' Equity (Deficit)             (560,985)         (361,512)

Total Liabilities and
Stockholders' Equity (Deficit)                          -                 -

The accompanying notes are an integralpart of the financial statements




                                    E.T. CORPORATON
                            (A Development Stage Company)
                              STATEMENTS OF OPERATIONS

                                                    From Inception        For the Year       For the Year
                                                   (October 3, 1978) to      Ended              Ended
                                                     September 30         September 30       September 30
                                                          2003                2003               2002
Revenues                                             $         -           $       -         $        -

General and Administrative Expenses:
  Accounting and legal                                   152,338              55,588             32,750
  Amortization                                         8,143,848                   -                  -
  Auto expenses                                          300,000              12,000             12,000
  Depreciation                                           534,886                   -                  -
  Consulting and management fees                      14,706,157             327,175            446,150
  Rent expense                                         1,346,400              50,400             50,400
  Telephone expense                                      905,000              41,000             36,000
  Travel and promotion                                 2,340,000             180,000            180,000
  Transfer and filing fees                               115,316               9,316             18,370

Total General and administrative expenses             28,543,945             675,479            775,670

Net (Loss) Before Other Income (Expenses)            (28,543,945)           (675,479)          (775,670)

Other Income and (Expenses):
Interest expense                                      (1,590,570)            (51,169)           (26,001)
Forgiveness of debt                                       82,007                   -                  -

Total Other Income and Expenses                       (1,508,563)            (51,169)           (26,001)

Net (Loss)                                           (30,052,508)           (726,648)          (801,671)

Basic and Diluted Earnings Per Share                         N/A                (.03)             (0.99)
  (Notes 7 and 8)

Weighted Average Number of SharesOutstanding(1)              N/A           25,104,632            807,630



(1)  Adjusted for March 3, 2003 reverse stock split, 1 for 20.

The accompanying notes are an integralpart of the financial statements




                                   E.T. CORPORATON
                           (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                  Additional                 Total
                                    Common Stock  Common Stock     Paid-In                 Stockholder
                                      Shares         Amount        Capital      (Deficit)    Equity
                                                                                            (Deficit)
Balance from Inception
(October 3, 1978) to October 1, 2000   31,968 (1)    $ 4,744,579   $ 23,591,369  $(28,524,189) $  188,241

October 25, 2001:
Issuance of shares for
payment of debenture at $0.02         10,000 (1)         10,000        190,000             -     200,000

October 29, 2001:
Issuance of shares for
consulting services at
$0.001                                15,914 (1)         15,900              -             -      15,900

February 10, 2001:
Issuance of shares for
consulting services at
$0.001                                 6,750 (1)          6,750         60,750             -      67,500

April 25, 2002:
Issuance of shares for
consulting services at
$0.001                               325,000 (1)          6,500         58,500             -      65,000

April 25, 2002:
Issuance of shares for
Directors and Consultant
Options at $0.001 (Note
11)                                  500,000 (1)         10,000         90,000             -     100,000

April 25, 2002:
Issuance of shares with
warrants for payment of
debenture at $0.01                   900,000 (1)         18,000        162,000             -     180,000

Net (loss) for year ended
September 30, 2002                         -                  -              -      (801,671)   (801,671)

Balance September 30, 2002         1,789,632 (1)      4,811,729     24,152,619   (29,325,860)   (361,512)

October 11, 2002:
Issuance of 550,000
common shares for
consulting                           550,000             11,000              -            -       11,000

March 13, 2003:
Issuance of 25,000,000
common shares of $0.02            25,000,000             25,000        475,000            -      500,000

March 13, 2003:
Issuance of 5,000,000
shares for consulting
at $0.001                          5,000,000             50,000              -            -        5,000

March 18, 2003:
Issuance of 5,000,000
shares for consulting
at $0.001                          5,000,000             50,000              -            -        5,000

March 28, 2003:
Issuance of 6,175,000
shares for consulting
at $0.001                          6,175,000              6,175              -            -        6,175

Net (loss) for the year
ended September 30, 2003                   -                  -              -     (726,648)    (726,648)

Balance, September 30, 2003       43,514,632          4,863,904     24,627,619  (30,052,508)    (560,985)



(1) Adjusted for March 3, 2003 reverse stock split, 1 for 20

The accompanying notes are an integralpart of the financial statements

                               E.T. CORPORATON
                        (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS


                                                    From Inception        For the Year       For the Year
                                                   (October 3, 1978) to      Ended              Ended
                                                     September 30         September 30       September 30
                                                          2003                2003               2002
Cash Flows Used for
  Operating Activities:
  Net (loss)                                         $(30,052,508)        $  (726,648)      $  (801,671)
Adjustments to Reconcile
Net (Loss) to Cash (Loss)
From Operating Activities:
Amortization                                            8,143,848                   -                 -
Depreciation                                              534,886                   -                 -
Less Non-Cash Working Capital
  Items:
  Increase (decrease) in
    accounts payable                                        3,216              (1,510)            2,439
  Net Cash Used for
    Operating Activities                              (21,370,558)           (728,158)         (799,232)

Cash Flows Used for Investing
  Activities:
  Acquisition of fixed assets                            (534,886)                  -                 -
  Acquisition of other
    Assets                                             (8,143,848)                  -                 -
Net Cash Used for
  Investing Activities                                 (8,678,734)                  -                 -

Cash Flows Provided by
  Financing Activities:
  Debenture payable - JRM
    Financial Services, Inc.                              557,769            200,983            170,832
Issuance of Common Stock                               29,491,523            527,175            628,400
Net Cash Provided By
  Financing Activities                                 30,049,292            728,158            799,232

Net Increase (Decrease) in Cash                                 -                  -                  -

Cash, Beginning of Period                                       -                  -                  -

Cash, End of Period                                             -                  -                  -



The accompanying notes are an integralpart of the financial statements

                                E.T. CORPORATON
                        (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS

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

On June 10, 2000, the Company caused the jurisdiction of the Company to be moved from the State of Colorado to the State of Nevada. On April 10, 2002 the Company changed its name to E.T. Corporation.

The Company is continuing it's efforts it's entry into not-for profit fund raising using "1-800" and "1-900" pay-per-call telephone numbers and the Company has retained the services of consultants to attempt to procure contracts.

As of August 30, 2002 the Company divested itself of two assets, the Company's timeshare website, "timeshareunitsales.com" and "eSearch B2B.com" (proprietary software for an internet Meta Crawler), into two corporations and will apply for the listing of their shares on the Over the Counter Bulletin Board. Shareholders of record August 30, 2002 received one share of each corporation for each share of E.T. Corporation held as of that date.

The Company is considered a development stage company as it has not generated revenues from its operations.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Method of Accounting

The company is on the accrual basis of accounting for financial statements and income tax purposes.

Amortization

The purchased rights for the TeleManagement VoiceMail system and product development expenditures were amortized over the estimated useful life of four years. The eSearch B2B Web Crawler had been amortized over three years. As disclosed in Note 1, the eSearchB2B Web Crawler had been originally setup to be amortized over three years. However, due to impairment losses, the eSearchB2B Web Crawler was written off for the year ended September 30, 2001. Therefore, after the year then ended there is no longer any amortization for the eSearchB2B Web Crawler (see Note 1 for the divesting of the eSearchB2B Web Crawler). The eSearchB2B Web Crawler was purchased in September 2000, but was not put into use until October 2000.

Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Used of Estimates

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

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount of fair value less costs to sell.

Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets".
SFAS No. 144 establishes a single account model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of".
The Company is required to adopt SFAS No. 144 for the year beginning October 1, 2002. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its operating results.

In June 2001, the FASB approved the issuance of SFAS No 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting making the use of the pooling-of-interest method prohibited. This statement also establishes criteria for separate recognition of intangible assets acquired in a purchase business combination. SFAS No. 141 is effective for business combinations completed after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The statement is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principal. Under an exception to the date at which this statement becomes effective, goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of this statement.

The Company does not expect the adoption of SFAS No. 142 to have a material impact on its operating results or financial position.

In July 2001, the FSAB issued SFAS No 143, "Accounting for Asset Retirement Obligation", that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. SFAS No. 143 is required to be adopted effective January 1, 2003. The Company does not expect the adoption of SFAS No. 143 to have a material impact on its operating results or financial position.

NOTE 3 - RELATED PARTIES

Due to related parties at September 30, 2003 consist of the following:

Advances payable to an entity controlled by an
 officer and shareholder of the Company represent advances,
 secured with floating debenture and due on  demand                  $557,769

The Company's board of directors authorized management fees to be paid to JRM Financial Services, Inc. of $25,000 per month, and for JRM to pay auto, rent, telephone, travel and promotion expenses of the Company of a minimum of $23,200 per month.

NOTE 4 - DEBENTURE PAYABLE, BEARER

This debenture is dated October 1, 1992, and the total aggregate principal amount of the debenture is $5,000,000 that may be outstanding at any time, interest shall be payable at 12% per annum, and the principal amount is due upon demand.

Under the debenture agreement between the Registrant and JRM, JRM has the right to convert any portion of all of the principal amount due under debenture that may at any time be outstanding into restricted common shares of the Registrant at a price of $0.50 per share. Any shares issued under the conversion privileges of the debenture shall carry an "A" share purchase warrant allowing the holder thereof to purchase from the Registrant, at a price of $0.75, one additional restricted share for each "A" share purchase warrant held. The share purchase warrant shall be valid for a period of two (2) years after the date of issuance of the said share purchase warrant. Any "A" share purchase warrants exercised will be issued on common share and one "B" share purchase warrant allowing the holder thereof to purchase from the Registrant, at a price of $1.00, one additional restricted share for each "B" share purchase warrant held.

NOTE 5 - FISCAL YEAR

The Company adopted a fiscal year end of September 30th.

NOTE 6 - CURRENCY EXCHANGE

The financial statements are presented in dollar amounts based on the United States Currency Exchange.

NOTE 7 - COMMON STOCK

On April 30, 2001, the Company implemented a reverse split 1 for 10. Stockholders' equity has been restated to give retroactive recognition to the stock split for all periods presented.

On April 12, 2002, the Company implemented a reverse split 1 for 50. Stockholders' equity has been restated to give retroactive recognition to the stock split for all periods presented.

On March 3, 2003, the Company implemented a reverse split 1 for 20. Stockholders' equity has been restated to give retroactive recognition of the stock split for all periods presented.

NOTE 8 - LOSS PER SHARE

Basic loss share is computed by dividing loss available to common shareholders by the weighted-average number of common shares stock outstanding during the period. Diluted loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. Diluted loss per share is not presented separately for loss per share as the exercise of any options and warrants would be anti-dilutive. Dilutive potential common shares consists of employee stock options and restricted common stock.

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

All these warrants have been cancelled.

NOTE 11 - NON-EMPLOYEE DIRECTORS AND CONSULTANTS RETAINER STOCK PLAN

On April 25, 2002, the Company adopted an Amended and Restated
Retainer Stock Plan for Non-Employee Directors and Consultants
(Amendment No. 2).

On April 25, 2002, the Registrant issued options covering 10,000,000 shares of common stock under its Amended and Restated Stock Incentive Plan, dated January 18, 2002. The shares underlying these options were registered under a Form S-8 filed June 2, 2000, and Form S-8
POS's filed on February 6, 2002 and May 7, 2002. These options were exercised on April 25, 2002 price set forth in that plan ($0.01 per share). This resulted in total proceeds to the Registrant of $100,000.

On May 1, 2002, the Company adopted an Amended and Restated Stock
Incentive Plan (Amendment No. 2).

On March 15, 2003, the Company adopted an Amended and Restated
Retainer Stock Plan for Non-Employee Directors and Consultants
(Amendment No. 3).

NOTE 12 - STOCK BASED COMPENSATION

The Company has elected to follow the intrinsic value approach of Accounting Principles Board ("APB") Opinion No 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its employee stock options and warrants rather than the alternative fair value accounting allowed by SFAS No 123, "Accounting for Stock Based Compensation. APB Opinion No. 25 provides that the compensation expense relative to the Company's employee stock options and warrants is measured based on the intrinsic value of the stock option or warrant. SFAS No. 123 permits companies to continue to follow APB Opinion No. 25 and provide pro-forms disclosure of the impact of applying the fair value method of SFAS No. 123.

Pro forma information required under SFAS is as follows:

             Year Ended                         September 30, 2002

Net (loss) as reported                           $   (801,671)

Stock Option Compensation
Expense net of tax                                   (100,000)

Net Loss - Pro Forma                                 (901,671)

Basic net (loss) per share - as reported                (0.99)

Basic net (loss) per share - pro forma                  (1.12)

NOTE 13 - GOING CONCERN

As of September 30, 2003, the Company had a stockholders' deficit of $30,052,508 and no cash. As a result, substantial doubt exists about its ability to continue as a going concern. These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Operations to date have been primarily financed by equity transactions. The Company's future operations are dependent upon the identification and successful completion of additional equity financing, the continued support of creditors and shareholders, and, ultimately the achievement of profitable operations. There can be no assurances that the Company will be successful. If it is not, the Company will be required to reduce operations or liquidate assets. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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