Form 10QSB
period 2003-12-31
ET CORP
filed 2004-03-25
CIK 311842

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                            FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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

     As of December 31, 2003, the Registrant had 43,514,632 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes No X   .

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF DECEMBER 31, 2003                        3

              STATEMENTS OF OPERATIONS FOR THE PERIOD
              FROM INCEPTION (OCTOBER 3, 1978) TO DECEMBER,
              31, 2003, AND FOR THE THREE MONTHS ENDED
              DECEMBER 31, 2002 AND DECEMBER 31, 2003                      4

              STATEMENTS OF CASH FLOWS FOR THE PERIOD
              FROM INCEPTION (OCTOBER 3, 1978) TO DECEMBER,
              31, 2003, AND FOR THE THREE MONTHS ENDED
              DECEMBER 31, 2002 AND DECEMBER 31, 2003                      5

              NOTES TO FINANCIAL STATEMENTS                                6

     ITEM 2.  PLAN OF OPERATION                                            7

     ITEM 3.  CONTROLS AND PROCEDURES                                     14

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                           14

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                   14

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             14

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          15

     ITEM 5.  OTHER INFORMATION                                           15

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            15

SIGNATURES                                                                15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                             E.T. CORPORATION
                       (A Development Stage Company)
                                BALANCE SHEET
                              DECEMBER 31, 2003
                                (Unaudited)

ASSETS

CURRENT ASSETS:
  Cash                                                            $         0

  Total Assets                                                              0

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

CURRENT LIABILITIES:
  Accounts Payable                                                $         0

LONG-TERM LIABILITIES:
  Debenture Payable, JRM
  Financial Services, Inc.                                            732,061

STOCKHOLDERS' EQUITY: (DEFICIT)
  Common stock, par value of $0.001,
  Par value, 190,000,000 shares
  authorized 43,514,632 shares
  Issued and outstanding                                            4,863,904

  Preferred stock - 10,000,000
  Authorized, none issued                                                   0

  Additional Paid-in-Capital                                       24,627,619
  Accumulated (Deficit)                                           (30,223,584)
  Stockholders' Equity (Deficit)                                     (732,061)
  Total Liabilities and Stockholders' Equity (Deficit)                      0

The accompanying notes are an integral partof the financial statements


                                   E.T. CORPORATION
                           (A Development Stage Company)
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                                    From Inception               Three months ended
                                                   (October 3, 1978) to              December 31,
                                                    December 31, 2003            2002           2003
REVENUES:                                           $          0                $      0       $      0

EXPENSES:
Professional Fees                                        158,338                       0          6,000
Auto Expenses                                            303,000                   3,000          3,000
Consulting and Management Fees                        14,781,157                  86,000         75,000
Rent Expense                                           1,359,000                  12,600         12,600
Telephone Expenses                                       914,000                   9,000          9,000
Travel and Promotions                                  2,385,000                  45,000         45,000
Transfer and Filing Fees                                 116,716                       0          1,400
Amortization                                           8,143,848                       0              0
Depreciation                                             534,886                       0              0
Total General and
  Administrative Expenses                             28,695,945                 155,600        152,000

Net (Loss) Before other
  Income (Expenses)                                  (28,695,945)               (155,600)      (152,000)

OTHER (INCOME) AND EXPENSES:
Interest Expense                                        1,609,646                 12,123         19,076
Forgiveness of Debt                                       (82,007)                     0              0
   Total Other (Income) and Expenses                   (1,527,637)                12,123         19,076

NET INCOME (LOSS)                                    $(30,223,584)             $(167,723)     $(171,076)

Basic Diluted
   Earnings (loss) per share                                  N/A                 $(0.07)       $ (0.00)

Weighted Average shares Outstanding,                              (1)
   Basic and Diluted                                          N/A          2,254,585          43,514,632


(1) Shares Adjusted for 1 for 50 reverse split as of April 12, 2002 and 1 for 20 reverse split as of March 3, 2003.

The accompanying notes are an integral partof these financial statements

                                   E.T. CORPORATION
                           (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                    From Inception               Three months ended
                                                   (October 3, 1978) to              December 31,
                                                    December 31, 2003            2002           2003

CASH FLOWS USED BYOPERATING ACTIVITIES:
Net Loss for the Period
  Adjustments to Reconcile Net
  Loss to Net Cash Used by
  Operating Activities:                              $(30,223,584)              $(167,723)     $(171,076)
Adjustments to Reconcile
Net (Loss) to Cash Flow From
Operating Activities:
   Amortization                                         8,143,848                       0              0
   Depreciation                                           534,886                       0              0
   Increase (Decrease)
     In Accounts Payable                                        0                       0         (3,216)
Net Cash Used By Operations                           (21,544,850)               (167,723)      (174,292)

CASH FLOWS USED BY INVESTING ACTIVITIES:
Acquisition of Fixed Assets                              (534,886)                      0              0
Acquisition of other Assets                            (8,143,848)                      0              0
Net Cash Used By Financing Activities                  (8,678,734)                      0              0

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease) in Debenture payable                  732,061                 188,823        174,292
Issuance of Common Stock                               29,491,523                  11,000              0
Net cash Flows from Financing Activities               30,223,584                 199,823        174,292

INCREASE IN CASH                                                0                  32,100              0

CASH, BEGINNING OF PERIOD                                       0                       0              0

CASH, END OF PERIOD                                             0                  32,100              0


The accompanying notes are an integral partof the financial statements


                               E.T. CORPORATION
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1  BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S. Securities and Exchange Commission ("SEC") requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended September 30, 2003 financial statements of E.T. Corporation included in the Form 10-KSB filed with the SEC by the Company.

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

NOTE 2 B RELATED PARTY TRANSACTIONS

Due to related parties at December 31, 2003 consisted of the following:

Advances payable to an entity controlled by a
   major shareholder of the company represent
   advances, secured with floating debenture and due on demand   $ 732,061

Total due to related parties                                     $ 732,061

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

Capital Expenditures.

     There were no material capital expenditures during the quarter ended December 31, 2003.

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

     The Registrant has incurred net losses: $1,183,618 for the fiscal year ended September 30, 2002, $726,648 for the fiscal year ended September 30, 2003, $171,076 for the three months ended December 31, 2003, and $30,223,584 for the period from inception (October 3, 1978) to December 31, 2003. At December 31, 2003, the Registrant had an accumulated deficit of $30,223,584. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

(b)  Need for Additional Financing May Affect Operations and Plan of
Business.

     The working capital requirements associated with the plan of business of the Registrant will continue to be significant (see Statements of Operations in the financial statements contained elsewhere in this Form 10-QSB). However, the Registrant anticipates, based on currently proposed assumptions relating to its operations (including with respect to costs and expenditures and projected cash flow from operations), that it can generate sufficient financing through a floating debenture with JRM Financial Services, Inc. (formerly held by Xanthos Management Corporation) to continue its operations for at least the next 12 months at the current level without requiring additional financing (through the use of the unused line of credit to draw on under this debenture). The Registrant does not anticipate, at the present time, needing to raise any additional capital in the next twelve months to implement its sales and marketing strategy and grow. In the event that the Registrant's plans change or its assumptions change (due to unanticipated expenses, technical difficulties, or otherwise), the Registrant would be required to seek additional financing sooner than currently anticipated or may be required to significantly curtail or cease its operations.

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

(c)  Loss of 1 900 Telephone Provider.

     The 1 900 service provider for the Registrant, Network Telephone Services, Inc., has informed the company that AT&T has informed them that AT&T will no longer provide 1 900 telephone service after February 28, 2004. While the Registrant has only one number services by AT&T, 1 900 REPUBLICAN, management will make a determination as to a subsequent telephone provider when it obtains more information from Network Telephone Services, Inc. If the Registrant is unable to obtain a substitute telephone provider for this 1 900 number, then it could not be used, which could in turn affect future business prospects for the company.

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

Critical Accounting Policies.

     The Securities and Exchange Commission ("SEC") has issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include: (a) use of estimates in the preparation of financial statements; and (b) impairment of long-lived assets. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the Registrant reports in its financial statements.

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

ITEM 3.  CONTROLS AND PROCEDURES.

Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.

     Within the 90 days prior to the end of the period covered by this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by the report pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's president. Based upon that evaluation, he concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

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

                                       E.T. Corporation


Dated: March 24, 2004                  By: /s/ Sidney B. Fowlds
                                       Sidney B. Fowlds, President


Dated: March 24, 2004                  By: /s/ Anthony V. Feimann
                                       Anthony V. Feimann,
                                       Secretary/Treasurer

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

31.1    Rule 13a-14(a)/15d-14(a) Certification  of Sidney B. Fowlds
        (see below).

31.2    Rule 13a-14(a)/15d-14(a) Certification Anthony V. Feimann
        (see below).

32      Section 1350 Certification  of Sidney B. Fowlds and Anthony
        V. Feimann (see below).