Form 10QSB
period 2004-03-31
ET CORP
filed 2004-05-17
CIK 311842

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                        COMMISSION FILE NUMBER: 0-9071

                              E.T. CORPORATION
        (Exact name of Registrant as Specified in Its Charter)

             Nevada                                      74-2026624
(State or Other Jurisdiction of Incorporation         (I.R.S. Employer
          or Organization)                             Identification No.)

  27127 Calle Arroyo, Suite 1923, San Juan Capistrano, California    92675
            (Address of Principal Executive Offices)               (Zip Code)

               Registrant's telephone number:  (877) 613-3131

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

     As of March 31, 2004, the Registrant had 43,514,632 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes   No X .

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF MARCH 31, 2004                           3

              STATEMENTS OF OPERATIONS FOR THE PERIOD
              FROM INCEPTION (OCTOBER 3, 1978) TO MARCH,
              31, 2004, AND FOR THE THREE AND SIX MONTHS ENDED
              MARCH 31, 2004 AND MARCH 31, 2003                            4

              STATEMENTS OF CASH FLOWS FOR THE PERIOD
              FROM INCEPTION (OCTOBER 3, 1978) TO MARCH,
              31, 2004, AND FOR THE SIX MONTHS ENDED
              MARCH 31, 2004 AND MARCH 31, 2003                            5

              NOTES TO FINANCIAL STATEMENTS                                6

     ITEM 2.  PLAN OF OPERATION                                            7

     ITEM 3.  CONTROLS AND PROCEDURES                                     14

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                           14

     ITEM 2.  CHANGES IN SECURITIES                                       14

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             14

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         15

     ITEM 5.  OTHER INFORMATION                                           15

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            15

SIGNATURES                                                                15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                 E.T. CORPORATION
                           (A Development Stage Company)
                                   BALANCE SHEET
                                  MARCH 31, 2004
                                   (Unaudited)

                                      ASSETS

Current Assets:
Cash                                                             $
Total Assets

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts Payable                                                 $     2,751

Long-Term Liabilities:
Debenture Payable, JRM
Financial Services, Inc.                                             902,821

Stockholders' Deficit:
Preferred Stock, Par Value
of $0.001; 10,000,000 Shares
Authorized, None Outstanding                                               0
Common Stock, Par Value of $0.001;
190,000,000 Shares Authorized
43,514,632 Shares
  Issued and Outstanding                                           4,863,904
Additional Paid-In Capital                                        24,627,619
Accumulated Deficit                                              (30,397,095)

Stockholders' Deficit                                               (905,572)

Total Liabilities and Stockholders' Deficit                                0

The accompanying notes are an integral part of these financial statements


                                  E.T. CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIOINS
                                  (Unaudited)

<CAPTION)
                                    From Inception        Three Months Ended          Six Months Ended
                                   (October 3, 1978)    March 31,     March 31,    March 31,    March 31,
                                   to March 31, 2004    2004              2003     2004             2003
Revenues:                           $          0       $       0       $      0   $       0     $       0

Expenses:
Professional Fees                        160,338           2,000         26,500       8,000        26,500
Auto Expenses                            306,000           3,000          3,000       6,000         6,000
Consulting and Management Fees        14,856,157          75,000         91,175     150,000       177,175
Rent Expense                           1,371,600          12,600         12,600      25,200        25,200
Telephone Expenses                       923,000           9,000          9,000      18,000        18,000
Travel and Promotions                  2,430,000          45,000         45,000      90,000        90,000
Transfer and Filing Fees                 119,467           2,751          5,600       4,151         5,600
Amortization                           8,143,848               0              0           0             0
Depreciation                             534,886               0              0           0             0
Total General and Administrative
Expenses                              28,845,296         149,351        192,875     301,351       348,475

Other Income and (Expenses):
Interest Expense                       1,633,806          24,160         15,455      43,236        27,578
Forgiveness of Debt                      (82,007)              0              0           0             0
Total Other (Income) and Expenses      1,551,799          24,160         15,455      43,236        27,578

Net Loss                            $(30,397,095)      $(173,511)     $(208,330)  $(344,587)    $(376,053)

Basic Diluted Loss Per Share             N/A           $   (0.00)     $   (0.10)  $   (0.01)    $   (0.18)

Weighted Average Shares Outstanding,        (1)                                     (1)
   Basic and Diluted                     N/A           43,514,632      2,019,066 43,514,632     2,137,676

(1) Shares Adjusted a 1 for 20 reverse stock split as of March 3, 2003.

The accompanying notes are an integral partof the financial statements


                                    E.T. CORPORATION
                              (A Development Stage Company)
                                STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                      From Inception          For the Six Months
                                                     (October 3, 1978)          Ended March 31,
                                                     to March 31, 2004        2004           2003
Cash Flows From Operating Activities:
Net Loss for the Period                               $(30,397,095)           $  (344,587)  $  (376,053)
Adjustments to Reconcile Net
Loss to Net Cash Used In
Operating Activities:
Amortization                                             8,143,848                      0             0
Depreciation                                               534,886                      0             0
Increase (Decrease)
In Accounts Payable                                          2,751                   (465)            0
Net Cash Used In
Operating Activities                                   (21,715,610)              (345,052)     (376,053)

Cash Flows From Investing Activities:
Acquisition of Fixed Assets                               (534,886)                     0             0
Assets                                                  (8,143,848)                     0             0
Net Cash Used In Investing Activities                   (8,678,734)                     0             0

Cash Flows From Financing Activities:
Increase (Decrease) in
Debenture Payable JRM
Financial Services, Inc.                                   902,821                345,052      (112,944)
Issuance of Common Stock                                29,491,523                      0       527,175
Net Cash Provided By Financing Activities               30,394,344                345,052       414,231

INCREASE IN CASH                                                 0                      0        38,178

CASH, BEGINNING OF PERIOD                                        0                      0             0

CASH, END OF PERIOD                                              0                      0        38,178

The accompanying notes are an integral part of the financial statements


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

NOTE 2 B RELATED PARTY TRANSACTION NOTE 2 O RELATED PARTY TRANSACTIONS

Due to related parties at March 31, 2004 consisted of the following:

Advances payable to an entity controlled by a

   major shareholder of the company represent
   advances, secured with floating debenture and due on demand      $902,821
Total due to related parties                                        $902,821

NOTE 3 B CONTINUED EXISTENCE

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $344,587 for the six months ended March 31, 2004. As of March 31, 2004, the Company reported an accumulated deficit of $30,397,095. The Company's ability to generate net income and positive cash flows is dependent on the ability to develop its business while reducing operating costs, as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. As of March 31, 2004, these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has a stockholders deficit of approximately $906,000 as of March 31, 2004. This raises substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2.  PLAN OF OPERATION.

     The following plan of operation of the Registrant is based upon, and should be read in conjunction with, its audited financial statements and related notes included elsewhere in this Form 10-QSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

Twelve-Month Plan of Operation.

     The Registrant is continuing to attempt to expand its entry into "not-for-profit" fund raising using "1-900" "pay-per-call" telephone numbers. This involves its proprietary 1 900 telephone numbers: 1 900 "DEMOCRAT", 1 900 "REPUBLICAN", 1 900 "STOP ABUSE", 1 900 "HIV AIDS", 1 900 HIV KIDS, 1 900 "GET MADD" and others.

     With campaign finance reform an important issue in this country, the Registrant is currently making contacts with a number of organizations regarding potential use of its 1-900-DEMOCRAT and 1-900-REPUBLICAN numbers. These contacts have been with the offices of the Chairman of the Democratic National Committee, the Chairman of the Republican National Committee, the Clinton Presidential Library, and the Hillary Clinton Senatorial Campaign Committee, among others.
These contacts came about as a result of introductions provided by consultants retained by the Company. These numbers could potentially raise hundreds of millions of dollars for both the Democratic and Republican parties.

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

     As noted, the Registrant completed both these the transactions. The Registrant no longer has any control or input as to the operation of these separate corporations.

Capital Expenditures.

     There were no material capital expenditures during the quarter ended March 31, 2004.

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

     The Registrant has incurred net losses: $801,671 for the fiscal year ended September 30, 2002, $726,648 for the fiscal year ended September 30, 2003, $344,587 for the six months ended March 31, 2004, and $30,397,095 for the period from inception (October 3, 1978) to March 31, 2004. At March 31, 2004, the Registrant had an accumulated deficit of $30,397,095. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

     If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on the business, operating results and financial condition. In addition, if additional shares were issued to obtain financing, current shareholders will suffer a dilutive effect on their percentage of stock ownership in the Registrant.

(c)  Loss of 1 900 Telephone Provider.

     At the close of business on February 14, 2004, AT&T discontinued its Multiquest 900 Services to all customers, through the Registrant's telecommunications service bureau, Network Telephone Services, Inc. Network Telephone has informed the Registrant that this discontinuance of service was consistent with the Memorandum of Opinion and Order from the Federal Communications Commission released on November 21, 2003. AT&T has so far refused to transfer the Registrant's 900 Multiquest number, 1 900 REPUBLICAN, to another carrier so that the company can continue to use this number (this action does not affect the other 1 900 numbers controlled by the Registrant, which were not serviced through AT&T). The Registrant is continuing in its efforts to regain control of this number. If the Registrant is unable to obtain a substitute telephone provider for this 1 900 number, then it could not be used, which could in turn affect future business prospects for the company.

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

(h)  Other External Factors May Affect Viability of Registrant.

     The industry of the Registrant in general is a speculative venture necessarily involving some substantial risk. There is no certainty that the expenditures to be made by the Registrant will result in a commercially profitable business. The marketability of the company's services will be affected by numerous factors beyond the control of the Registrant. These factors include market fluctuations, and the general state of the economy (including the rate of inflation, and local economic conditions), which can affect political contributions. Factors that leave less money in the hands of potential customers of the Registrant will likely have an adverse effect on the Registrant. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Registrant not receiving an adequate return on invested capital.

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

ITEM 3.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     Within the 90 days prior to the end of the period covered by this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's president and treasurer. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

Changes in Disclosure Controls and Procedures.

     There were no significant changes in the Registrant's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures since their most recent evaluation.

PART II B OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES.

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

                                       E.T. Corporation


Dated: May 14, 2004                    By: /s/ Sidney B. Fowlds
                                       Sidney B. Fowlds, President


Dated: May 14, 2004                    By: /s/ Anthony V. Feimann
                                       Anthony V. Feimann,
                                       Secretary/Treasurer


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

4.7     Amended and Restated Retainer Stock Plan for Non-Employee
        Directors and Consultants (Amendment No. 3), dated March 15, 2003 (incorporated by reference to Exhibit 4 of the Form S-8 POS filed on April 10, 2003).

31.1    Rule 13a-14(a)/15d-14(a) Certification  of Sidney B. Fowlds
        (see below).

31.2    Rule 13a-14(a)/15d-14(a) Certification Anthony V. Feimann
        (see below).

32      Section 1350 Certification  of Sidney B. Fowlds and Anthony
        V. Feimann (see below).