Form 10QSB
period 2004-06-30
ET CORP
filed 2004-08-20
CIK 311842

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

     As of June 30, 2004, the Registrant had 43,514,632 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No  X   .

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                            PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF JUNE 30, 2004                              3

              STATEMENTS OF OPERATIONS FOR THE PERIOD
              FROM INCEPTION (OCTOBER 3, 1978) TO JUNE 30,
              2004, AND FOR THE THREE AND NINE MONTHS ENDED
              JUNE 30, 2004 AND JUNE 30, 2003                                4

              STATEMENTS OF CASH FLOWS FOR THE PERIOD
              FROM INCEPTION (OCTOBER 3, 1978) TO JUNE 30,
              2004, AND FOR THE NINE MONTHS ENDED
              JUNE 30, 2004 AND JUNE 30, 2003                                5

              NOTES TO FINANCIAL STATEMENTS                                  6

     ITEM 2.  PLAN OF OPERATION                                              8

     ITEM 3.  CONTROLS AND PROCEDURES                                       15

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                             15

     ITEM 2.  CHANGES IN SECURITIES                                         15

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               15

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           16

     ITEM 5.  OTHER INFORMATION                                             16

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              16

SIGNATURES                                                                  16

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                              E.T. CORPORATION
                        (A Development Stage Company)
                               BALANCE SHEET
                               JUNE 30, 2004
                                (Unaudited)

                                   ASSETS

Current Assets:
Cash                                                                $      -
  Total Assets                                                             -

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts Payable                                                       1,281

Long-Term Liabilities:
Debenture Payable, JRM Financial Services, Inc.                    1,106,617

Stockholders' Deficit:
Preferred Stock, Par Value
of $0.001; 10,000,000 Shares
Authorized, None Outstanding                                               -
Common Stock, Par Value of $0.001;
   190,000,000 Shares Authorized  43,514,632 Shares
   Issued and Outstanding                                          4,863,904
Additional Paid-In Capital                                        24,627,619
Accumulated Deficit                                              (30,599,421)

Stockholders' Deficit                                             (1,107,898)

Total Liabilities and Stockholders' Deficit                                -

The accompanying notes are an integral partof these financial statements


                                E.T. CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                  From Inception          Three Months Ended          Nine Months Ended
                                (October 3, 1978)         June 30,    June 30,       June 30,      June 30,
                                 to June 30, 2004          2004        2003           2004          2003
REVENUES:                         $          -            $       -   $      -       $       -     $     -

EXPENSES:
Professional Fees                      185,338               25,000      2,338          33,000      28,838
Auto Expenses                          309,000                3,000      3,000           9,000       9,000
Consulting and  Management Fees     14,931,157               75,000     75,000         225,000     252,175
Rent Expense                         1,384,200               12,600     12,600          37,800      37,800
Telephone Expenses                     932,000                9,000      9,000          27,000      27,000
Travel and Promotions                2,475,000               45,000     45,000         135,000     135,000
Transfer and Filing Fees               122,497                3,030          -           7,181       5,600
Amortization                         8,143,848                    -          -               -           -
Depreciation                           534,886                    -          -               -           -
Total General and Administrative    29,017,926              172,630    146,938         473,981     495,413

OTHER INCOME AND (EXPENSES):
Interest Expense                     1,663,502               29,696      9,484          72,932      37,062
Forgiveness of Debt                    (82,007)                   -          -               -           -
Total Other (Income) And Expenses    1,581,495               29,696      9,484          72,932      37,062

NET INCOME (LOSS)                 $(30,599,421)           $(202,326) $(156,422)      $(546,913)  $(532,475)

Basic Diluted Earnings
(loss) per share                           N/A                (0.00)     (0.00)          (0.01)      (0.24)

Weighted Average shares
Outstanding,                                                   (1)        (1)             (1)         (1)
Basic and Diluted                          N/A           43,514,632  43,514,223      43,514,632  2,149,787


(1) Shares Adjusted for a reverse stock split, 1 for 20, as of March 3, 2003.

The accompanying notes are an integral partof the financial statements


                                   E.T. CORPORATION
                            (A Development Stage Company)
                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)



                                                           From Inception          For the Nine Months
                                                         (October 3, 1978)           Ended June 30,
                                                          to June 30, 2004        2004             2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) for the period                                 $(30,599,421)           $ (546,913)   $ (532,475)
 Adjustments to reconcile Net
 Loss to net cash used by
 Operating Activities
Amortization                                                 8,143,848                     -             -
Depreciation                                                   534,886                     -             -
Increase (Decrease) In Accounts Payable                          1,281                (1,935)       (4,726)
Net Cash Used in Operations                                (21,919,406)             (548,848)     (537,201)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Fixed Assets                                   (534,886)                    -             -
Acquisition of other  Assets                                (8,143,848)                    -             -
Net Cash Used in  Financing Activities                      (8,678,734)                    -             -

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease) in
  Debenture Payable JRM
  Financial Services, Inc.                                   1,106,617               548,848        41,140
Issuance of Common Stock                                    29,491,523                     -       527,175
Net Cash Provided by Financing Activities                   30,598,140               548,848       568,315

INCREASE IN CASH                                                     -                     -        31,114

CASH, BEGINNING OF PERIOD                                            -                     -             -

CASH, END OF PERIOD                                                  -                     -        31,114



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

NOTE 2 - RELATED PARTY TRANSACTIONS

Due to related party at June 30, 2004 consisted of the following:

Advances payable to an entirety controlled by an by an
  officer and shareholder of the Registrant represent
  advances, secured with floating debenture and
  due on demand                                             $1,106,617

Total due to related party                                 $1,106,617

NOTE 3 - GOING CONCERN

For the fiscal year ended September 30, 2003, the independent auditor's report included an explanatory paragraph calling attention to a going concern issue. The accompanying financial statements have also been prepared assuming that the Company will continue as a going concern. However, the Company's ability to generate sufficient cash flows to meet its obligations, either through future revenues and/or additional debt or equity financing, cannot be determined at this time. In addition, the Company has suffered recurring losses and at June 30, 2004 has a stockholders deficit. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management plans to raise additional debt and/or equity capital and to initiate revenues over the balance of this fiscal year. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 2.  PLAN OF OPERATION.

     The following plan of operation of the Registrant is based upon, and should be read in conjunction with, its unaudited financial statements and related notes included elsewhere in this Form 10-QSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

Twelve-Month Plan of Operation.

     The Registrant is continuing to attempt to expand its entry into "not-for-profit" fund raising using "1-900" "pay-per-call" telephone numbers. This involves its proprietary 1 900 telephone numbers: 1 900 "DEMOCRAT", 1 900 "REPUBLICAN", 1 900 "STOP ABUSE", 1 900 "HIV AIDS", 1 900 HIV KIDS, 1 900 "GET MADD" and others.

     With campaign finance reform an important issue in this country, the Registrant is currently making contacts with a number of organizations regarding potential use of its 1-900-DEMOCRAT and 1-900-REPUBLICAN numbers. These contacts have been with the offices of the Chairman of the Democratic National Committee and the Chairman of the Republican National Committee, among others. These contacts came about as a result of introductions provided by consultants retained by the company, but have not resulted in any ongoing negotiations or contracts. Management reaches these contacts once or twice per year to see if their status has changed. The main objections raised from political candidates, parties and representatives contacted are that they still have concerns about the association of the 1 900 sex lines with the 1 900 industry as a whole.

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

Capital Expenditures.

     There were no capital expenditures during the quarter ended June
30, 2004.

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

     The Registrant has incurred net losses: $801,671 for the fiscal year ended September 30, 2002, $726,648 for the fiscal year ended September 30, 2003, $546,913 for the nine months ended June 30, 2004, and $30,599,421 for the period from inception (October 3, 1978) to June 30, 2004. At June 30, 2004, the Registrant had an accumulated deficit of $30,599,421. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

(b)  Need for Additional Financing May Affect Operations and Plan of
Business.

     The working capital requirements associated with the plan of business of the Registrant may continue to be significant (see Statements of Operations in the financial statements contained elsewhere in this Form 10-QSB). However, the Registrant anticipates, based on currently proposed assumptions relating to its operations (including with respect to costs and expenditures and projected cash flow from operations), that it can generate sufficient financing through a floating debenture with JRM Financial Services, Inc. (formerly held by Xanthos Management Corporation) to continue its operations for at least the next 12 months at the current level without requiring additional financing (through the use of the unused line of credit to draw on under this debenture). The Registrant does not anticipate, at the present time, needing to raise any additional capital in the next twelve months to implement its sales and marketing strategy. In the event that the Registrant's plans change or its assumptions change (due to unanticipated expenses, technical difficulties, or otherwise), the Registrant would be required to seek additional financing.

     If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on the company's financial condition, which could require the company to:

     - curtail operations significantly;

     - sell significant assets;

     - seek arrangements with strategic partners or other parties that may require the company to relinquish significant rights to products, technologies or markets; or

     - explore other strategic alternatives including a merger or sale of the company.

     To the extent that the Registrant raises additional capital through the sale of equity or convertible debt securities (such as the debenture with JRM Financial Services, Inc.), the issuance of such securities will result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Registrant's operations. Regardless of whether the Registrant's access to financing proves to be inadequate to meet the company's operational needs, the Registrant may seek to compensate providers of services by issuance of stock in lieu of cash, which will also result in dilution to existing shareholders.

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

Forward Looking Statements.

     The foregoing plan of operation contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the Registrant's estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, the features and benefits of its services, its growth strategy, the need for additional sales and support staff, its operating losses and negative cash flow, and its critical accounting policies. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above, as well as risks related to the Registrant's ability to develop new technology and introduce new services, its ability to protect its intellectual property, and its ability to find additional financing. These forward-looking statements speak only as of the date hereof.
The Registrant expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

                                       E.T. Corporation


Dated: August 13, 2004                 By: /s/ Sidney B. Fowlds
                                       Sidney B. Fowlds, President


Dated: August 13, 2004                 By: /s/ Anthony V. Feimann
                                       Anthony V. Feimann,
                                       Secretary/Treasurer

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