Form 10KSB/A
period 2002-09-30
ET CORP
filed 2004-09-15
CIK 311842

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10-KSB/A

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

     The Registrant, by this Form 10-KSB/A, amends the following: (a)
Item 1, Description of Business; (b) Item 2, Description of Property;
(c) Item 6, Plan of Operation; (d) Item 7, Financial Statements, to correctly reflect the status of the Registrant as a development stage company; (e) Item 10, Executive Compensation, to reflect the securities underlying options to reflect the subsequent reverse stock split of 50 to 1 on April 12, 2002; (f) Item 11, Security Ownership of Certain Beneficial Owners and Management, to reflect in Note 3 the number of warrants outstanding, post split, and certain equity compensation plan information; (g) Item 12, Certain Relationships and Related Transactions; (h) Item 13, Controls and Procedures, to clarify the correct title of the principal financial and accounting officer; and (i) Item 14, Exhibits and Reports on Form 8-K, to add a consent of certified public accountant at Exhibit 23 and new certifications at Exhibits 31 and 32.. Besides these changes, no other changes have been made to the Form 10-KSB for the fiscal year ended September 30, 2002. In addition, the remaining information in this amended Form 10-KSB has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-KSB relates.

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development.

     The Registrant was originally incorporated as Caribou Energy, Inc. in Colorado on October 3, 1978. As of October 1994, the Registrant changed its name to E.T. Capital, Inc. As of October 1999, the Registrant changed its name from E.T. Capital, Inc. to eCom.com, Inc. As of April 2002, with the filing of a Certificate of Amendment to Articles of Incorporation, the name was changed to E.T. Corporation.

     With the filing of Articles of Merger with the Nevada Secretary of State in June 2000, the Registrant changed its domicile from Colorado to Nevada. The total number of shares of all classes of stock that the Registrant has authority to issue is now 200,000,000, consisting of 190,000,000 shares of common stock and 10,000,000 shares of preferred stock.

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

     The Registrant is now concentrating its activities in the area of potential fund raising for charitable organizations using the proprietary 1 900 "pay-per-call" telephone numbers 1 900 "DEMOCRAT", 1 900 "REPUBLICAN", 1 900 "STOP ABUSE", 1 900 "HIV AIDS", 1 900 HIV
KIDS, 1 900 "GET MADD" and others.

     No revenues have been generated as a result of or in direct consequence of this business of the Registrant and currently there are no contracts in place for the use of the company's services. In the past, the Registrant signed charitable fund raising agreements with Broadway Cares, Inc. (the "Broadway Cares Agreement"), a group formed by the New York theater community to fight A.I.D.S., and additional charitable fund raising agreements were signed between the Registrant and the Action For Peace Foundation (dedicated to helping the women and children of Bosnia in association with United Nations' agencies) (the "Peace Agreement") and with the National Coalition Against Domestic Violence (the "NCADV Agreement"), respectively (see the Registrant's 1994 10-K filing for complete details and copies of the Peace Agreement, which was set forth as Exhibit A thereto, and the NCADV Agreement, which was set forth as Exhibit B thereto). Both of these contracts were serviced by the E.T. Foundation, Inc. a Washington, D.C., not-for-profit organization that has been dissolved. These contracts were not renewed by mutual consent of the parties.

     The Registrant has also made proposals to represent a number of other charitable organizations in their fund raising activities as well.

     The Registrant has no other rights, other than those described above in connection with the 1 900 numbers. Telecommunications services and charitable fund raising are not seasonal activities. Due to the nature of the Registrant's business, there is no significant working capital items carried on its books (i.e., accounts receivable, inventory, etc.). Due to the nature of the Registrant's business, there is no backlog of orders. There is no portion of the Registrant's business that may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of government.

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

     The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Registrant to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation may not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Registrant of all related costs incurred.

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

Employment.

     The Registrant has no full-time employees. The policy of the Registrant has been to utilize consultants and other professionals on and ad hoc, when needed, basis until the size of the Registrant warrants the employment of paid employees. The Registrant may need paid employees at a later time.

Recent Developments.

     The Registrant entered into various agreement in July 2001 in connection with the proposed purchase of 30 acres of vacant land in Elko County, Nevada using a combination of 1,000,000 shares of preferred stock and 1,500,000 shares common stock of the Registrant, and a promissory note for $1,000,000. This purchase was to be accomplished through the purchase of all the outstanding preferred and common stock of Royal Oasis Corporation, a Nevada corporation, the actual owner of this land. This purchase was to be in connection with additional financing being sought by the Registrant in the amount of approximately $40 million to build a casino on this acreage on the Nevada/Utah border.

     This financing package was terminated after September 11, 2001. The agreements in connection with this acquisition (see Exhibits 10.3 through 10.12 to this Form 10-KSB), which consist of acquisition agreements and a consulting agreement, were then terminated prior to September 30, 2001 by mutual consent of the parties and all of the shares issued in connection with this acquisition were returned to the Registrant for cancellation. In addition, the promissory note was cancelled by mutual agreement. The 7,500,000 consulting shares paid in connection with this acquisition were retained by the individuals (Allen Wolfson and Richard W. Donaldson) who introduced this acquisition to the Registrant since the financing did not occur through circumstances beyond their control and they performed their services under the respective agreements.

Subsequent Event.

     The 1 900 service provider for the Registrant, Network Telephone Services, Inc., has informed the company that AT&T has informed them that AT&T no longer provided 1 900 telephone service after February 28, 2004. While the Registrant has only one number services by AT&T, 1 900 REPUBLICAN, management is in the process of attempting to locate an alternate telephone provider for this number. If the Registrant is unable to obtain a substitute telephone provider for this 1 900 number, then it could not be used, which could in turn affect future business prospects for the company.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Registrant is provided office space and equipment by JRM Financial Services, Inc. as part of the management services rendered by this company to the Registrant. As disclosed in the financial statements contained in this Form 10-KSB, the rent expense is individually itemized in the Statement of Operations at $50,400, or $4,200 per month.

ITEM 6.  PLAN OF OPERATION.

     The following plan of operation of the Registrant is based upon, and should be read in conjunction with, its audited financial statements and related notes included elsewhere in this Form 10-KSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

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

     To develop cash flow from the "1-900" concept, the Registrant will continue to rely on JRM Financial Services Corporation to finance the Registrant's ongoing overhead under the terms of the bearer debenture it holds until fund raising contracts have been signed (see notes to the audited financial statements contained elsewhere in this report. The Registrant has availability to sufficient cash funds to maintain operations for the next twelve months.

     The Registrant's previously acquired proprietary software for the Internet Meta Crawler, "eSearchB2B.com." was transferred into eSearchB2B.com Inc. The Registrant announced prior to the end of the 2002 fiscal year that the company intended to spin-off its eSearchB2B.com Inc. subsidiary. During the 2003 fiscal year, the Registrant issued shares of this corporation to the shareholders of record of the Registrant as of August 30, 2002 on the basis of one shares of BarterB2B Inc. (whose name was changed as of December 31, 2002 from eSearchB2B.com Inc.) for each share of E.T. Corporation they owned.

     The Registrant's Internet timeshare web sites
"timeshareonlinerealty.com" and "timeshareunitsales.com" have been transferred into Timeshare Corporation, a Nevada corporation. The Registrant has also transferred these assets into a separate company that the Registrant intends to make into a separate public company in a similar fashion as BarterB2B Inc.; shares in that company have already been issued to shareholders of the Registrant as of August 30, 2002.

Capital Expenditures.

     There were no capital expenditures during the fiscal year ended September 30, 2002.

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

     The Registrant has incurred net losses: $2,757,538 for the fiscal year ended September 30, 2001, $801,671 for the fiscal year ended September 30, 2002, and $29,325,860 for the period from inception (October 3, 1978) to September 30, 2002. At September 30, 2002, the Registrant had an accumulated deficit of $29,325,860. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

(c)  Competition.

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

(d) Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Registrant.

     The Registrant's success may be dependent upon the hiring of qualified administrative personnel. None of the Registrant's officers and directors has an employment agreement with the Registrant; therefore, there can be no assurance that these personnel will work with the Registrant. Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the Registrant's business and prospects in that replacement personnel may not understand the proposed business of the company. Also, the Registrant does not carry any key person insurance on any of the officers and directors of the company.

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

(e) Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Registrant.

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

(f) Potential Conflicts of Interest May Affect Ability of Officers and Directors to Make Decisions in the Best Interests of Registrant.

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

(g)  Other External Factors May Affect Viability of Registrant.

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

(h)  Non-Cumulative Voting May Affect Ability of Shareholders to
Influence Registrant Decisions.

     Holders of the shares are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Registrant, and the minority shareholders will not be able to elect a representative to the Registrant's board of directors.

(i)  Absence of Cash Dividends May Affect Investment Value of
Registrant's Stock.

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

(j) Any Shares Issued to JRM Financial Services, Inc. in Payment of Debenture May Result in Dilution to Other Shareholders, and Control by JRM.

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

(k) No Assurance of Continued Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Registrant's Stock.

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

(b)  Impairment of Long-Lived Assets

     Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Forward Looking Statements.

     The foregoing plan of operation contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the Registrant's estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, the features and benefits of its services, its operating losses and negative cash flow, and its critical accounting policies. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above. These forward-looking statements speak only as of the date hereof.
The Registrant expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Compensation.



                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                  Other           Restricted   Securities
principal                                 annual            stock     underlying      LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)    options/SARs    payouts compensation
                          ($)     ($)       ($)             ($)           (#)           ($)       ($)
Sidney B. Fowlds  2002     0       0       0               0           1,250,000       0         0
President         2001     0       0       0               0             150,000       0         0
                  2000     0       0       0               0                   0       0         0



(1) All these options have been exercised immediately after they were issued. The original issuances of an option covering 7,500,000 shares on July 1, 2001 has been changed to reflect the subsequent reverse stock split of 50 to 1 on April 12, 2002; the second issuance of an option covering 1,250,000 shares on April 25, 2002 was not affected by the reverse split.


                         OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                (Ended September 30, 2002)
                                   [Individual Grants]


                    Number of      Percent of total
                    Securities     options/SARs
Name                Underlying     granted to              Exercise or base      Expiration date
                    Options/SARs   employees in             price ($/Sh)
                    Granted (#)     fiscal year
 (a)                   (b)             (c)                        (d)                   (e)
Sidney B. Fowlds,
President           1,250,000          12.5%                  $0.01 per share        May 2012



                    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                 AND FY-END OPTION/SAR VALUES


                                                                    Number of
                                                                    Securities         Value of
                                                                    Underlying        unexercised in-the-
                                                                    Unexercised        money options/SARs
                                                                    Options/SARs at    at FY-end ($)
Name                     Shares acquired on     Value realized      FY-end (#)         Exercisable/
                            Exercise (#)           ($) (1)          Exercisable/       Unexercisable
                                                                    unexercisable
(a)                               (b)                 (c)              (d)                   (e)
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

Other Compensation.

     (a) Directors of the Registrant do not receive cash compensation for their services as directors or members of the committees of the board of directors. All directors may be reimbursed for their reasonable expenses incurred in connection with attending meetings of the board of directors or management committees.

     (b) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there was no existing plan as of September 30, 2002 provided for or contributed to by the Registrant.

     (c) (1) On June 1, 2000, the Registrant adopted a Non-Employee Directors and Consultants Retainer Stock Plan; and (b) on June 1, 2000, the Registrant adopted a Stock Incentive Plan. For a description of these plans, please see Item 11, below. The Registrant may pay compensation to officers and directors in the future under one or more of these plans.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership.

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

Title of Class   Name and Address               Amount and Nature   Percent of
                 of Beneficial Owner              of Beneficial        Class
                                                     Owner (1) (3)

Common Stock     John Johnston                       1,750,000          4.89%
                 27127 Calle Arroyo
                 Suite 1923
                 San Juan Capistrano, CA 92675

Common Stock     Robert M. Miller                    1,750,000          4.89%
                 27127 Calle Arroyo
                 Suite 1923
                 San Juan Capistrano, CA 92675

Common Stock     Sidney B. Fowlds                    1,400,000 (2)      3.91%
                 27127 Calle Arroyo
                 Suite 1923
                 San Juan Capistrano, CA 92675

Common Stock     Anthony V. Feimann                          0          0.00%
                 27127 Calle Arroyo
                 Suite 1923
                 San Juan Capistrano, CA 92675

Common Stock     Shares of all directors and         4,900,000         13.69%
                 executive officers as a group (4
                 persons)

(1) Except as noted, none of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

(2) 150,000 of these shares are held in the name of North American Oil and Gas, a company controlled by Mr. Fowlds.

(3) The following warrants are currently outstanding with clients of Rukos Security Advice AG in connection with certain shares purchased by that firm on behalf of its clients (no one client holds warrants covering shares that equal or exceed 5% of the total issued and outstanding shares of the Registrant): (a) 15,000,000 warrants (reduced to 300,000 based on the one for fifty reverse split of the common stock of the Registrant made on April 22, 2002).issued on July 3, 2000, exercisable at $0.15 per share for a period of three years thereafter; (b) 10,000,000 warrants (reduced to 200,000) issued on June 4, 2001, exercisable at $0.10 per shares for a period of three years thereafter; (c) 10,000,000 warrants (reduced to 200,000) issued on October 25, 2001, exercisable at $0.03 per shares for a period of three years thereafter; and (d) 18,000,000 warrants issued on April 25, 2002, exercisable at $0.02 per shares for a period of three years thereafter

Equity Compensation Plan Information.

     The Registrant has adopted two equity compensation plans (neither of which have been approved by the company's shareholders):

(a)  Non-Employee Directors and Consultants Retainer Stock Plan.

     On June 1, 2000, the Registrant adopted a Non-Employee Directors and Consultants Retainer Stock Plan (the company adopted Amendment No. 2 to this plan on May 1, 2002). The purposes of the plan are to enable the Registrant to promote the interests of the company by attracting and retaining non-employee directors and consultants capable of furthering the business of the company and by aligning their economic interests more closely with those of the company's shareholders, by paying their retainer or fees in the form of shares of common stock. A total of 30,000,000 shares of common stock were registered under this plan as a result of a Form S-8 POS filed with the SEC on May 7, 2002. As of September 30, 2002, there were no shares remaining to be issued under this plan.

     An additional 30,000,000 shares were registered under this plan under a Form S-8 POS filed on April 10, 2003. As of September 30, 2003, there were 13,500,000 shares remaining to be issued under this plan.

(b)  Stock Incentive Plan.

     On June 1, 2000, the Registrant adopted a Stock Incentive Plan (the company adopted Amendment No. 2 to this plan on May 1, 2002).
This plan is intended to allow directors, officers, employees, and certain non-employees of the Registrant to receive options to purchase company common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the company, and to attract and retain employees. A total of 30,000,000 shares of common stock were registered under this plan under a Form S-8 POS filed with the SEC on February 6 , 2002. Options granted under this plan are to be exercisable at $0.01 per share. As of September 30, 2002, all options granted under the plan had been exercised and there were no shares remaining to be issued under this plan. No additional shares were registered under this plan after September 30, 2002.

Equity Compensation Plan Information
as of September 30, 2002



                                                                                           Number of
                                                                                           securities
                                                                                           remaining
                                  Number of                                            available for future
                              securities to be                                           issuance under
                               issued upon                Weighted-average                    equity
                               exercise of                exercise price of               compensation
                               outstanding                   outstanding                 plans (excluding
                              options, warrants           options, warrants            securities reflected
                               and rights                    and rights                  in column (a)
Plan category                     (a)                          (b)                            (c)
Equity compensation plans
approved by security
holders                         0                           0                             0

Equity compensation
plans not approved by
security holders                0                           0                          Director's and
                                                                                       Consultant's
                                                                                       Stock Plan: 0
                                                                                       shares Stock
                                                                                       Incentive Plan: 0

Total                           0                           0                          Director's and
                                                                                       Consultant's
                                                                                       Stock Plan: 0
                                                                                       shares Stock
                                                                                       Incentive Plan: 0



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

     (a) On April 25, 2002, the Registrant issued options covering 10,000,000 shares of common stock under its Amended and Restated Stock Incentive Plan, dated January 18, 2002. Of this total, 4,750,000 were issued to three of the directors of the Registrant, Messrs. Johnston (1,750,000), Miller (1,750,000), and Fowlds (1,250,000). The shares underlying these options were registered under a Form S-8 filed on June 2, 2000 and a Form S-8 POS filed on February 6, 2002. These options were exercised on April 26, 2002 at exercise price set forth in that plan ($0.01 per share). This resulted in total proceeds to the Registrant of $100,000. These shares were subject to a 1 new for 20 old share consolidation in March 2003.

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

     For each of the transactions noted above, the transaction was negotiated, on the part of the Registrant, on the basis of what is in the best interests of the Registrant and its shareholders. In addition, in each case the interested affiliate did vote in favor of the transaction; however, the full board of directors did make the determination that the terms in each case were as favorable as could have been obtained from non-affiliated parties.

     Certain of the officers and directors of the Registrant are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the Registrant and its officers and directors. The Registrant will attempt to resolve such conflicts of interest in favor of the Registrant. The officers and directors of the Registrant are accountable to it and its shareholders as fiduciaries, which require that such officers and directors exercise good faith and integrity in handling the Registrant's affairs. A shareholder may be able to institute legal action on behalf of the Registrant or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in case the resolution of conflicts is in any manner prejudicial to the Registrant.

ITEM 13.  CONTROLS AND PROCEDURES.

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

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K.

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

                                       E.T. Corporation



Dated: September 8, 2004               By: /s/ Sidney B. Fowlds
                                       Sidney B. Fowlds, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


         Signature                    Title                    Date

/s/  Sidney B. Fowlds        President/Chairman of the     September 8, 2004
Sidney B. Fowlds             Board

/s/  John Johnston           Vice President/Director       September 8, 2004
John Johnston

/s/  Robert M. Miller        Director                      September 8, 2004
Robert M. Miller

/s/  Anthony V. Feimann      Secretary/Treasurer           September 8, 2004
Anthony V. Feimann           (principal financial and
                             accounting officer)

                            REPORT OF INDEPENDENT AUDITOR

                              Janet Loss, C.P.A., P.C.
                             Certified Public Accountant
                         1780 South Bellaire Street, Suite 500
                                Denver, Colorado 80222
                                     (303)782-0878

Board of Directors
E.T. Corporation
(Formerly eCom.com, Inc.)
31877 Del Obispo Street, Suite 205
San Juan Capistrano, California 92675

I have audited the accompanying Balance Sheets of E.T. Corporation (A Development Stage Company) as September 30, 2002 and 2001, and the Statements of Operations, Stockholders' Equity (Deficit) and Cash Flows for the years then ended, and the cumulative amounts from inception on October 3, 1978 thru September 30, 2002. The financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has suffered losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Janet Loss, C.P.A., P.C.
Janet Loss, C.P.A., P.C.
Denver, Colorado
January 10, 2003


                             E.T. CORPORATON
                        (formerly eCom.com, Inc.)
                       (A Development Stage Company)
                              BALANCE SHEETS

                                  ASSETS

                                              September 30,      September 30,
                                                  2002              2001

CURRENT ASSETS:
Cash in Checking                               $         0       $         0

TOTAL ASSETS                                   $         0       $         0

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts Payable                               $     4,726       $     2,287

Long-Term Liabilities: (Note 4)
Debenture Payable, JRM
Financial Services, Inc.                           356,786           185,954

Stockholders' Deficit:
Preferred Stock, Par Value $0.001,
10,000,000 Shares Authorized,
None Outstanding                                         0                 0
Common Stock, Par Value $0.001,
190,000,000 Shares Authorized,
35,784,476 and 631,191(1) Shares
Issued and Outstanding                              35,784               631
Paid-In Capital in Excess
of Par Value                                    28,928,564        28,335,317
Deficit Accumulated During
   Development Stage                           (29,325,860)      (28,524,189)

Total Stockholders' Deficit                       (361,512)         (188,241)

Total Liabilities and Stockholders' Deficit              0                 0

(1) Adjusted for April 22, 2002 reverse stock split, 1 for 50

The accompanying notes are an integralpart of the financial statements


                                    E.T. CORPORATON
                                (formerly eCom.com, Inc.)
                               (A Development Stage Company)
                                 STATEMENTS OF OPERATIONS




                                                      (Restated)          (Restated)         (Restated)
                                                    From Inception        For the Year       For the Year
                                                   (October 3, 1978) to      Ended              Ended
                                                     September 30         September 30       September 30
                                                          2002                2002               2001
Revenues                                            $         0            $        0        $         0

General and Administrative Expenses:
Accounting and Legal                                     96,750                32,750                  0
Amortization                                          8,143,848                     0          1,310,963
Auto Expenses                                           288,000                12,000             12,000
Depreciation                                            534,886                     0                  0
Consulting and Management Fees                       14,378,982               446,150          1,100,000
Rent Expense                                          1,296,000                50,400             50,400
Telephone Expense                                       864,000                36,000             36,000
Travel and Promotion                                  2,160,000               180,000            180,000
Transfer and Filing Fees                                106,000                18,370              2,287

Total General and Administrative Expenses            27,868,466               775,670         2,691,650

Net Loss Before Other Income (Expenses)             (27,868,466)             (775,670)       (2,691,650)

Other Income and (Expenses):
Interest Expense                                     (1,539,401)              (26,001)          (66,888)
Forgiveness of Debt                                      82,007                     0                 0
Total Other Income and Expenses                      (1,457,394)              (26,001)          (66,888)

Net Loss                                           $(29,325,860)          $  (801,671)      $(2,758,538)

Basic and Diluted Loss Per Share                            N/A           $     (0.05)      $    (12.40)
  (Note 7 and 8)
Weighted Average Number
of Shares Outstanding                                       N/A            16,152,616            222,524



The accompanying notes are an integralpart of the financial statements


                                     E.T. CORPORATON
                                (formerly eCom.com, Inc.)
                               (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FROM INCEPTION (OCTOBER 3, 1978) TO SEPTEMBER 30, 2002



                                                                                 (Deficit)
                                                                 Additional     Accumulated       Total
                                   Common Stock  Common Stock     Paid-In       During the    Stockholders'
                                      Shares       Par Value       Capital       Development     Equity
                                                    Amount                         Stage        (Deficit)
Date of Inception,
October 3,1978                               0    $       0       $       0      $       0     $        0

Issuance of Common Stock
for Cash, adjusted for
footnotes 1, 2, 3, & 4-
See footnote 5

November 8, 1978                             0            0          18,000              0         18,000

November 30, 1978                            0            0           6,000              0          6,000

December 1, 1978 to
January 30, 1979                             0            0          70,300              0         70,300

May 22, 1979                                 0            0          12,000              0         12,000

September 28, 1979                           0            0       1,726,611              0      1,726,611

Common Stock Distributable in
connection with property
acquisition, September 1, 1979               0            0          25,400              0         25,400

Net (loss) for the period from
Inception (October 3, 1978) to
September 30, 1979                           0            0               0        (25,943)       (25,943)

Balance September 30, 1979                   0            0       1,858,311        (25,943)     1,832,368

Net (loss) for the year ended
September 30,1980                            0            0               0           (274)          (274)

Balance September 30, 1980                   0            0       1,858,311        (26,217)     1,832,094

Common stock Subscribed,
September 1, 1981                            0            0          25,080              0         25,080

Net (loss) for the year ended
September 30, 1981                           0            0               0        (220,411)     (220,411)

Balance September 30, 1981                   0            0       1,883,391        (246,628))   1,636,763

Net loss for the year
ended September 30, 1982                     0            0               0       (970,727)      (970,727)

Balance, September 30, 1982                  0            0       1,883,391     (1,217,355)        666,036

November 3, 1983:

Sale of Common Stock
to Shareholders                              0            0         357,607              0        357,607

Sale of Common Stock
to Public                                    0            0         327,642              0        327,642

January 21, 1983:
Exchange of Common Stock
for oil and gas lease,
adjusted for footnotes                      0            0           4,610              0          4,610
1, 2, 3, $ 4

February 15, 1983:
Exchange of Common Stock
for oil and lease, adjusted for
footnotes 1, 2, 3, & 4                       0            0          12,800              0         12,800

Net (loss) for the year
ended September 30, 1983                     0            0               0       (382,934)      (382,934)

Balance, September 30, 1983                  0            0       2,586,050     (1,600,289)       985,761

Exchange of Common Stock
and warrant for oil and
gas leases Adjusted for
footnotes 1, 2, 3, &4                        0            0          13,896              0        13,896

Net (loss) for the year
ended September 30, 1984                     0            0               0        (53,080)      (53,080

Balance, September 30, 1984                  0            0       2,599,946     (1,653,369)      946,577

Net (loss) for the year
ended September 30, 1985                     0            0               0       (797,173)     (797,173)

Balance September 30, 1985                   0            0       2,599,946     (2,450,542)      149,404

Net (loss) for the year ended
September 30, 1986                           0            0               0       (266,446)     (266,446)

Balance, September 30, 1986                  0            0       2,599,946     (2,716,988)     (117,042)

July 8, 1987 Shares issued for
oil and gas producing properties,
adjusted for footnotes 1, 2, 3, & 4         81            1       7,366,001               0    7,366,002

Net (loss) for the year ended
September 1987                               0            0               0         (52,767)     (52,767)

Balance, September 30, 1987                 81            1       9,965,947      (2,769,755)   7,196,193

Net (loss) for the year ended
September 30, 1988                           0            0               0      (7,306,094)  (7,306,094)

Balance, September 30, 1988                 81            1       9,965,947     (10,075,849)    (109,901)

Net income for the year ended
September 30, 1989                           0            0               0           1,571        1,571

Balance, September 30, 1989                81             1       9,965,947     (10,074,278)    (108,330)

Net Income (loss) for the year ended
September 30, 1990                          0             0               0               0            0

Balance, September 30, 1990                81             1       9,965,947     (10,074,278)    (108,330)

Net Income (loss) for the year
ended September 30, 1991                    0             0               0               0            0

Balance, September30, 1991                 81             1       9,965,947     (10,074,278)    (108,330)

Issue 444 shares on
June 30, 1992 Shares were
adjusted for footnotes
(1), (2), (3), and (4)                    444             0       6,650,000               0    6,650,000

Acquisition (loss)                          0             0               0        (597,021)    (597,021)

Net (loss) for the Year ended
September 30, 1992                          0             0               0          (1,560)      (1,560)

Balance September 30, 1992               525              1      16,615,947     (10,672,859)   5,943,089

Net (Loss) for the Year Ended
September 30,1993                          0              0               0      (2,736,933)  (2,736,933)

Balance September 30, 1993               525              1      16,615,947     (13,409,792)   3,206,156

Net (Loss) for the year ended
September 30, 1994                         0              0               0      (2,636,474)  (2,636,474)

Balance, September 30, 1994              525              1      16,615,947     (16,046,266)     569,682

Reverse split of common stock
February 8, 1995, 1 for 30                 0              0               0               0            0

Issue 16,666 shares at 150.00
adjusted for (1) (2) (3)              16,667             16       2,499,984               0    2,500,000

Net (Loss) for the year ended
September, 30 1995                         0              0               0      (3,001,047)  (3,001,047)

Balance September, 30 ,1995           17,192             17      19,115,931     (19,047,313)      68,635

Issue 16,666 shares @ $225.00
Adjusted for (1) (2) (3)              16,666             17       3,749,983               0    3,750,000

Issue 5,333 shares @ $1875.12
Adjusted for (1) (2) (3)               5,333              5       9,999,995               0   10,000,000

Reversal of 5,333 shares
issued adjusted for (1) (2) (3)            0              0      (9,920,000)              0   (9,920,000)

Net (Loss) for the year ended
September 30, 1996                         0              0               0      (4,294,332)  (4,294,332)

Balance September 30, 1996            39,191             39      22,945,909     (23,341,645)    (395,697)

Issue 100,000 shares
@$35,000 per share on
October 1, 1996
Adjusted for (1), (2), & (3)        100,000             100   3,499,999,900               0 3,500,000,000

Cancellation of 100,000
shares issued @ $35,000 per
share on February 15, 1997
Adjusted for (1), (2), & (3)       (100,000)           (100) (3,499,999,900)              0 (3,500,000,000)

Sale of 5,333 shares
of treasury stock @ $307.52 in
September 1997 Adjusted for
(1), (2), & (3)                           0               0      1,640,000                0      1,640,000

Net (Loss) for the year ended
September 30, 1997                        0               0              0       (1,146,273)    (1,146,273)

Balance September 30, 1997           39,191              39     24,585,909      (24,487,918)        98,030

Net (Loss) for the year ended
September 30, 1998                        0               0              0         (449,660)      (449,660)

Balance September 30, 1998           39,191              39     24,585,909      (24,937,578)      (351,630)

Net (Loss) for the year ended
September 30, 1999                        0               0              0         (403,642)      (403,642)

Balance September 30, 1999           39,191              39     24,585,909      (25,341,220)      (755,272)

Private placement of
common shares @ $0.10 with
warrants on November 17, 1999
Adjusted for 1 &2                    10,000              10        499,990                0        500,000

Private placement of
common shares @ $0.10 with
warrants on July 3, 2000
Adjusted for 1 & 2                   30,000              30      1,499,970                0      1,500,000

Net (Loss) for the year ended
September 30, 2000                        0               0              0         (424,431)      (424,431)

Balance September
30, 2000      (1) & (2)              79,191              79     26,585,869      (25,765,651)       820,297

December 11, of shares
for consulting services @
$0.05      (10) & (2)                 2,000               2         49,998                0         50,000

June 4, 2001 issuance of
shares with warrants for
payment of debentures @
$0.07 (Note 10)     (1)             200,000             200        699,800                0        700,000

July 2 ,2001 issuance of
shares for payment of
debentures @ $0.025  (1)            200,000             200        249,800                0        250,000

July 25, 2001
issuance of shares for
s\consulting services @
$0.10                (1)            150,000             150        749,850                0        750,000

Net (Loss) for the year ended
September 30, 2001                        0               0              0       (2,758,538)    (2,758,538)

Balance September 30, 2001  (1)     631,191             631     28,335,317      (28,524,189)      (188,241)

October 25, 2001
issuance of shares for
payment of debenture at
$0.02               (1)             200,000             200        199,800                0        200,000

October 29, 2001
issuance of shares for
consulting services @
$0.001              (1)             318,285             318         15,582                0         15,900

February 10, 2002
issuance of shares for
consulting services @
$0.01               (1)             135,000             135         67,365                0         67,500

April 25, 2002
issuance of shares for
consulting services at $0.01      6,500,000           6,500         58,500                0         65,000

April 25, 2002
issuance of shares for
Directors and
Consultant Options at
$0.01 (Note 11)                  10,000,000          10,000         90,000                0        100,000

April 25, 2002
issuance of shares with
warrants for payment of
debenture at $0.01               18,000,000          18,000        162,000                0        180,000

Net loss for year ended
September 30, 2002                        0               0              0         (801,671)      (801,671)

Balance September 30, 2002       35,784,476      $   35,784    $28,928,564     $(29,325,860)     $(361,512)


(1) Adjusted for April 22, 2002 reverse stock split, 1 for 50.

(2) Adjusted for April 30, 2001 reverse stock split, 1 for 10.

(3) Adjusted for October 25, 1999 reverse stock split, 1 for 3.

(4) Adjusted for February 8, 1995 reverse stock split, 1 for 30.

(5) Due to Reverse stock splits, footnotes (1), (2), (3) and (4) all shares issued before September 30, 1986 have been cancelled. Shares for oil and gas properties were adjusted for reverse stock splits.

The accompanying notes are an integralpart of the financial statements


                               E.T. CORPORATON
                           (formerly eCom.com, Inc.)
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS



                                                         From Inception       For the        For the
                                                       (October 3, 1978)    Year Ended     Year Ended
                                                        to September 30,   September 30,  September 30,
                                                              2002             2002           2001
Cash Flows From Operating Activities:
Net Loss for the Period                                 $(29,325,860)      $ (801,671)    $(2,758,538)
Adjustments to Reconcile
Net Loss to Net Cash Used In
Operating Activities:
Amortization                                               8,143,848                0       1,310,963
Depreciation                                                 534,886                0               0
Less Non-Cash Working Capital Items:
Increase (Decrease) in Accounts Payable                        4,726            2,439            487
Net Cash Used In Operating Activities                    (20,642,400)        (799,232)    (1,447,088)

Cash Flows From Investing Activities:
Acquisition of Fixed Assets                                 (534,886)               0              0
Acquisition of Other Assets                               (8,143,848)               0              0
Net Cash Used In Investing Activities                     (8,678,734)               0              0

Cash Flows From Financing Activities:
Proceeds from JRM Financial Services, Inc.                 1,786,786          650,832        396,589
Payments to JRM Financial Services, Inc.                  (1,430,000)       (480,000)       (950,000)
Issuance of Common Stock                                  28,964,348         628,400       1,750,000
Net Cash Flows Provided By Financing Activities           29,321,134         799,232       1,196,589

Decrease in Cash                                                   0               0        (250,499)

Cash, Beginning of Period                                          0               0         250,499

Cash, End of Period                                                0               0               0



The accompanying notes are an integral part of the financial statements


                                     E.T. CORPORATON
                               (formerly eCom.com, Inc.)
                             (A Development Stage Company)
                             NOTES TO FINANCIAL STATEMENTS

NOTE 1 - HISTORY

E.T. Corporation, a Nevada corporation ("Company"), was incorporated in Colorado in 1978 as Caribou Energy, Inc.. The Company was originally engaged in oil and gas exploration from its inception until 1988. In 1988, the Company abandoned all of its oil and gas properties and all accounts associated with oil and gas have been written off.

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

As of October 1, 1994, the Company changed its name to E.T. Capital, Inc.

The assets of E.T. Network, Inc. and Encryption Technology Canada, Inc. were then transferred to the Company. Encryption Technology Canada, Inc. has been de-registered and is no longer in existence. As of October 15, 1999, the Company changed its name from E.T. Capital, Inc. to eCom.com, Inc.

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

Method of Accounting.

The company is on the accrual basis of accounting for financial statements and income tax purposes.

Amortization.

The purchase rights for the TeleManagement VoiceMail system and product development expenditures were amortized over the estimated useful life of four years. The eSearch B2B Web Crawler had been amortized over three years. As disclosed in Note 1, the eSearch B2B Web Crawler had been originally setup to be amortized over three years. However, due to impairment losses, the eSearch B2B Web Crawler was written off for the year ended September 30, 2001. Therefore, after the year then ended there is no longer any amortization for the eSearch B2B Web Crawler (See Note 1 for the divesting of the eSearch B2B Web Crawler). The eSearch B2B Web Crawler was purchased in September 2000, but was not put into use until October 2000.

Cash Equivalents.

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.
Use of Estimates.

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

Impairment of Long-Lived Assets.

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Recent Accounting Pronouncements.

In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS") No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets".
SFAS No.144 establishes a single account model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of". The Company is required to adopt SFAS No. 144 for the year beginning October 1, 2002. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its operating results.

In June 2001, the FASB approved the issuance of SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting making the use of the pooling-of-interest method prohibited. This statement also establishes criteria for separate recognition of intangible assets acquired in to purchase business combination. SFAS No. 141 is effective for business combinations completed after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The statement is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principal. Under an exception to the date at which this statement becomes effective, goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of this statement. The Company does not expect the adoption of SFAS No. 142 to have a material impact on its operating results or financial position.

In July 2001, the SFAB issued SFAS No. 143, "Accounting for Asset Retirement Obligation", that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. SFAS No. 143 is required to be adopted effective January 1, 2003. The Company does not expect the adoption of SFAS No. 143 to have a material impact on its operating results or financial position.

NOTE 3 - RELATED PARTIES

Advances payable JRM Financial Services, Inc.,
secured with floating debenture and due on demand.                $356,786

Since the Company has been unable to meet its financial obligations as they become due, JRM Financial Services, Inc. an entity in which one of the directors and officer is Mr. Fowlds, offered to pay the obligations on behalf of the Company and to make payments as required (through the use of the unused line of credit to draw on under a debenture)such payments secured by and subject to the terms of a debenture. The total aggregate principal amount of the debenture is $5,000,000 that may be outstanding at any time and interest should be payable at 10% per annum. Interest expense is computed on a quarterly basis, and the amount is then added to the principal amount of the debenture. Mr. Fowlds is also a director and officer of E.T. Corporation.

By resolution of the board of directors (with Mr. Fowlds abstaining) dated October 1, 2000, the Company is authorized to pay JRM Financial Services, Inc., management fees of $25,000 per month (for services rendered to the Registrant in operating the Company, as well as providing funds for the Company's operations), and for JRM Financial Services, Inc. to pay auto, rent, telephone, travel and promotion expenses of the Company of a minimum of $23,200 per month (although
JRM pays more than this amount, if needed and approved by the Board of Directors). These payments are to cover expenses incurred by Company's management as they continue to travel to search for new business opportunities and to try to execute its current business plan.

NOTE 4 - DEBENTURE PAYABLE, BEARER

This debenture is dated October 1, 1992, and the total aggregate principal amount of the debenture shall be $5,000,000 that may be outstanding at any time and interest shall be payable at ten (10) percent per annum. The debenture is due on demand, there is no maturity or redemption date.

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

NOTE 8 - LOSS PER SHARE

Basic loss share is computed by dividing loss available to common shareholders by the weighted-average number of common shares stock outstanding during the period. Diluted loss per share takes into consideration shares of common stock outstanding (Computed under basic loss per share) and potentially dilutive shares of common stock. Diluted loss per share is not presented separately for loss per share as the exercise of any options and warrants would be anti-dilutive. Dilutive potential common shares consist of employee stock options and restricted common stock.

NOTE 9 - WARRANTS

Warrants were issued with the private placement of common stock as follows:

Number of Shares       Issuance Date       Exercise Price     Expiration Date

10,000,000             June 4, 2001        $0.10 per share       3 years
10,000,000             October 25, 2001    $0.03 per share       3 years
18,000,000             April 25, 2002      $0.02 per share       3 years

All these warrants have been cancelled.

NOTE 10 - EMPLOYEE BENEFIT PLANS

Employee Stock Incentive Plan.

On June 1, 2000, the Company adopted an Employee Stock Incentive Plan. On January 18, 2002, the Company adopted an Amended and Restated Stock Incentive Plan.

On April 25, 2002, the Registrant issued options covering 10,000,000 shares of common stock under this plan. The shares underlying these options were registered under a Form S-8's filed June 2, 2000, and a Form S-8 POS filed on February 6, 2002. These options were exercised on April 25, 2002 and the price set forth in that plan ($0.01 per share). This resulted in total proceeds to the Registrant of $100,000.

On May 1, 2002, the Company adopted an Amended and Restated Stock
Incentive Plan (Amendment No. 2).

Retainer Stock Plan for Non-Employee Directors and Consultants.

On June 1, 2000, the Company adopted a Retainer Stock Plan for Non-Employee Directors and Consultants. On October 22, 2001, the Company adopted an Amended and Restated Retainer Stock Plan for Non-Employee Directors and Consultants (Amendment No. 1). On May 1, 2002, the Company adopted an Amended and Restated Retainer Stock Plan for Non-Employee Directors and Consultants (Amendment No. 2).

NOTE 11 - STOCK BASED COMPENSATION

The Company has elected to follow the intrinsic value approach of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees, and related interpretations, in accounting for its employee stock options and warrants rather that the alternative fair value accounting allowed by SFAS No. 123, "Accounting for Stock Based Compensation. APB No. 25 provides that the compensation expense relative to the Company's employee stock options and warrants is measured based on the intrinsic value of the stock option or warrant. SFAS No. 123 permits companies to continue to follow APB No. 25 and provide pro-Forma disclosure of the impact of applying the fair value method of SFAS No. 123.

Pro Forma information required under SFAS is as follows:

        Year Ended                         September 30, 2002

     Net (loss) as reported                $   (801,671)

     Stock Option Compensation
      Expense net of tax                       (100,000)

     Net Loss- Pro Forma                       (901,671)

     Basic net (loss) per share- as
      Reported                             $      (0.05)

     Basic net (loss) per share - pro
      Forma                                $      (0.06)

NOTE 12 - GOING CONCERN

As of September 30, 2002, the Company had a stockholders' deficit ($29,325,860), and no cash. As a result, substantial doubt exists about its ability to continue as a going concern. These financial statements have been prepared on the going concern basis under with an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Operations to date have been primarily financed by equity transactions. The company's future operations are dependent upon the identification and successful completion of additional equity financing, the continued support of creditors and shareholders, and, ultimately the achievement of profitable operations. There can be no assurances that the Company will be successful. If it is not, the Company will be required to reduce operations or liquidate assets. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 13 - RESTATED STATEMENT OF OPERATIONS FOR CORRECTION OF AN ERROR

Originally, the Company had elected to amortize the eSearch B2B Web Crawler over three years. However, due to impairment losses, the web crawler should have been fully written off for the year ended September 30, 2001. The effect of this correction effects only the years ended September 30, 2002 and 2001. For the year ended September 30, 2001, the amortization expense increased from $477,629 to $1,310,963 an increase of $833,334. Correspondingly, the net (loss) and the (deficit) accumulated during the development stage increased by the same amount of $(833,334).

For the year ended September 30, 2002, the amortization expense decreased $381,947 and the (deficit) accumulated during the development stage decreased by the same amount.

Please see comparative statements of operations as Restated and Originally Reported for the years ended September 30, 2002 and 2001.

       COMPARATIVE STATEMENT OF OPERATIONS AND (DEFICIT) ACCUMULATED
                     DURING THE DEVELOPMENT STAGE

                                             For the Year       For the Year
                                            Ended September    Ended September
                                               30, 2002           30, 2002
                                            (As Restated)   (Originally Stated)

Revenues                                    $            0     $          0

General and Administrative Expenses:
Accounting and Legal                                32,750           32,750
Amortization                                             0          381,947
Auto Expenses                                       12,000           12,000
Depreciation                                             0                0
Consulting and Management Fees                     446,150          446,150
Rent Expense                                        50,400           50,400
Telephone Expense                                   36,000           36,000
Travel and Promotion                               180,000          180,000
Transfer and Filing Fees                            18,370           18,370
Total General and Administrative Expenses          775,670        1,157,617

Net Loss Before other Income (Expenses)           (775,670)      (1,157,617)

Other Income and (Expenses):
Interest Expense                                   (26,001)         (26,001)

Total Other Income and (Expenses)                  (26,001)         (26,001)

Net Loss                                          (801,671)      (1,183,618)

Deficit Accumulated
during the Development Stage,
October 1, 2001                                (28,524,189)     (27,690,855)

Less: Dividends non-cash                                 0         (451,387)

Deficit Accumulated
during the Development Stage,
September 30, 2002                             (29,325,860)     (29,325,860)

Basic and Diluted Loss 	Earnings per Share           (0.05)           (0.07)

Weighted Average Number of Shares Outstanding   16,152,616       16,152,616

                           COMPARATIVE STATEMENT OF
                   OPERATIONS AND (DEFICIT) ACCUMULATED
                       DURING THE DEVELOPMENT STAGE

                                             For the Year       For the Year
                                            Ended September    Ended September
                                               30, 2001           30, 2001
                                            (As Restated)   (Originally Stated)

Revenues                                    $           0     $            0

General and Administrative Expenses:
Accounting and Legal                                    0                  0
Amortization                                    1,310,963            477,629
Auto Expenses                                      12,000             12,000
Depreciation                                            0                  0
Consulting and Management Fees                  1,100,000          1,100,000
Rent Expense                                       50,400             50,400
Telephone Expense	                                 36,000             36,000
Travel and Promotion                              180,000            180,000
Transfer and Filing Fees                            2,287              2,287

Total General and Administrative Expenses      (2,691,650)        (1,858,316)

Net Loss before Other Income (Expenses)        (2,691,650)        (1,858,316)

Other Income and (Expenses):

Interest Expense                                  (66,888)           (66,888)

Net Loss                                       (2,758,538)        (1,925,204)

Deficit Accumulated during the
Development Stage
October 1, 2000                               (25,765,651)       (25,765,651)

Deficit Accumulated during
the Development Stage
September 30, 2001                            (28,524,189)       (27,690,855)

Basic and Diluted (Loss) per share                 (12.40)             (8.65)

Weighted Average Number
   of Shares Outstanding                          222,524            222,524

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

23       Consent of Independent Certified Public Accountant (see below).

31.1     Rule 13a-14(a)/15d-14(a) Certification  of Sidney B. Fowlds
         (see below).

31.2     Rule 13a-14(a)/15d-14(a) Certification of Anthony V. Feimann
         (see below).

32       Section 1350 Certification of Sidney B. Fowlds and Anthony
         V. Feimann (see below).