Form 10KSB/A
period 2003-09-30
ParaFin CORP
filed 2004-11-09
CIK 311842

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

                               COMMISSION FILE NUMBER: 0-9071

                                    PARAFIN CORPORATION
                                 (formerly E.T. Corporation)
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

     Transitional Small Business Disclosure Format (check one): Yes    No  X .

     The Registrant, by this Form 10-KSB/A, amends the following: (a) Item
1, Description of Business; (b) Item 6, Plan of Operation; (c) Item 7, Financial Statements; (d) Item 11, Security Ownership of Certain
Beneficial Owners and Management, to reflect certain equity compensation plan information; and (e) Item 14, Exhibits and Reports on Form 8-K, to add a consent of certified public accountant at
Exhibit 23 and new certifications at Exhibits 31 and 32. Besides these changes, no other changes have been made to the Form 10-KSB for the fiscal year ended September 30, 2003. In addition, the remaining information in this amended Form 10-KSB has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-KSB relates.

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

PART II.

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

     The Registrant has incurred net losses: $801,671 for the fiscal year ended September 30, 2002, $726,648 for the fiscal year ended September 30, 2003, and $30,052,508 for the period from inception (October 3, 1978) to September 30, 2003. At September 30, 2003, the Registrant had an accumulated deficit of $30,052,508. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

Forward Looking Statements.

     The foregoing plan of operation contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the Registrant's estimates as to the adequacy of its capital resources, the features and benefits of its services, its operating losses and negative cash flow, and its critical accounting policies. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above. These forward-looking statements speak only as of the date hereof. The Registrant expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Equity Compensation Plan Information.

     The Registrant has adopted two equity compensation plans (neither of which have been approved by the company's shareholders):

(a)  Retainer Stock Plan for Non-Employee Directors and Consultants.

     On June 1, 2000, the Registrant adopted a Retainer Stock Plan for Non-Employee Directors and Consultants (the company adopted Amendment No. 3 to this plan on March 15, 2003). The purposes of the plan are to enable the Registrant to promote the interests of the company by attracting and retaining non-employee directors and consultants capable of furthering the business of the company and by aligning their economic interests more closely with those of the company's shareholders, by paying their retainer or fees in the form of shares of common stock. A total of 60,000,000 shares of common stock were registered under this plan as a result of a Form S-8 POS filed with the SEC on April 10, 2003. As of September 30, 2003, there were 13,500,000 shares remaining to be issued under this plan.

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



                                      Equity Compensation Plan Information
                                           as of September 30, 2003

                                                                                           Number of
                                                                                      securities remaining
                                    Number of                                         available for future
                                  securities to be                                    issuance under equity
                                     issued upon           Weighted-average           compensation plans
                                    exercise of            exercise price of         (excluding securities
                                    outstanding               outstanding                reflected in
                                   options, warrants       options, warrants             column (a))
                                       and rights               and rights
Plan category                           (a)                       (b)                        (c)
Equity compensation plans
approved by security holders             0                         0                          0


Equity compensation
plans not approved by
security holders                         0                         0                  Director's and
                                                                                      Consultant's Stock
                                                                                      Plan: 13,500,000
                                                                                         shares Stock
                                                                                      Incentive Plan: 0

Total                                    0                         0                  Director's and
                                                                                      Consultant's Stock
                                                                                      Plan: 13,500,000
                                                                                         shares Stock
                                                                                      Incentive Plan: 0



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

                                       ParaFin Corporation


Dated: November 5, 2004                By: /s/ Sidney B. Fowlds
                                       Sidney B. Fowlds, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

         Signature                    Title                  Date

/s/  Sidney B. Fowlds        President/Chairman of the     November 5, 2004
Sidney B. Fowlds             Board

/s/  John Johnston           Vice President/Director       November 5, 2004
John Johnston

/s/  Robert M. Miller        Director                      November 5, 2004
Robert M. Miller

/s/  Anthony V. Feimann      Secretary/Treasurer           November 5, 2004
Anthony V. Feimann           (principal financial and
                             accounting officer)


                            REPORT OF INDEPENDENT AUDITOR

                              Janet Loss, C.P.A., P.C.
                             Certified Public Accountant
                        1780 South Bellaire Street, Suite 500
                               Denver, Colorado 80222
                                   (303)782-0878

Board of Directors
E.T. Corporation
(A Development Stage Company)
27127 Calle Arroyo, Suite 1923
San Juan Capistrano, California 92675

I have audited the accompanying Balance Sheets of E.T. Corporation (A Development Stage Company) as of September 30, 2003 and 2002, and the Statements of Operations, Stockholders' Equity (Deficit) and Cash Flows for the years then ended, and the cumulative amounts from inception on October 3, 1978 thru September 30, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has suffered losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Janet Loss, C.P.A., P.C.
Janet Loss, C.P.A., P.C.
Denver, Colorado
October 16, 2003


                               E.T. CORPORATON
                         (A Development Stage Company)
                               BALANCE SHEETS


                                  ASSETS

                                              September 30      September 30
                                                   2003             2002

Current Assets:
Cash in Checking                              $         0       $         0
  Total Assets                                $         0       $         0

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT

Current Liabilities:
Accounts Payable                              $     3,216       $     4,726

Long-Term Liabilities: (Note 4)
Debenture Payable, JRM
Financial Services, Inc.                          557,769           356,786

Stockholders' Equity (Deficit):
Preferred Stock, Par Value $0.001,
10,000,000 Shares Authorized,
None Outstanding                                        0                 0

Common Stock, Par Value $0.001,
190,000,000 Shares Authorized,
43,514,632 and 1,789,632 (1) Shares
Issued and Outstanding (Note 7)                    43,515             1,790

Paid-in-Capital in Excess
of Par Value                                   29,448,008        28,962,558

Deficit Accumulated During                    (30,052,508)      (29,325,860)
the Development Stage

Total Stockholders' Equity (Deficit)             (560,985)         (361,512)

Total Liabilities and
Stockholders' Equity (Deficit)                          0                 0

(1)  Adjusted for March 3, 2003 reverse stock split, 1 for 20.

The accompanying notes are an integral part of the financial statements


                                   E.T. CORPORATON
                           (A Development Stage Company)
                              STATEMENTS OF OPERATIONS



                                                                                             (Restated)
                                                    From Inception        For the Year       For the Year
                                                   (October 3, 1978) to      Ended              Ended
                                                     September 30         September 30       September 30
                                                          2003                2003               2002
Revenues                                             $         -           $       -         $        -

General and Administrative Expenses:
  Accounting and Legal                                   152,338              55,588             32,750
  Amortization                                         8,143,848                   0                  0
  Auto Expenses                                          300,000              12,000             12,000
  Depreciation                                           534,886                   0                  0
  Consulting and Management Fees                      14,706,157             327,175            446,150
  Rent expense                                         1,346,400              50,400             50,400
  Telephone expense                                      905,000              41,000             36,000
  Travel and promotion                                 2,340,000             180,000            180,000
  Transfer and filing fees                               115,316               9,316             18,370

Total General and administrative expenses             28,543,945             675,479            775,670

Net (Loss) Before Other Income (Expenses)            (28,543,945)           (675,479)          (775,670)

Other Income and (Expenses):
  Interest expense                                    (1,590,570)            (51,169)           (26,001)

Forgiveness of debt                                       82,007                   0                  0

Total Other Income and Expenses                       (1,508,563)            (51,169)           (26,001)

Net (Loss)                                           (30,052,508)           (726,648)          (801,671)

Basic and Diluted Earnings Per Share                         N/A                (.03)             (0.99)
  (Notes 7 and 8)

Weighted Average Number of Shares Outstanding(1)             N/A           25,104,632            807,630(1)


(1)  Adjusted for March 3, 2003 reverse stock split, 1 for 20.

The accompanying notes are an integral part of the financial statements


                                      E.T. CORPORATON
                                 (formerly eCom.com, Inc.)
                                (A Development Stage Company)
                         STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FROM INCEPTION (OCTOBER 3, 1978) TO SEPTEMBER 30, 2003



                                                                                (Deficit)
                                                                  Additional   Accumulated     Total
                                    Common Stock  Common Stock     Paid-In     During the   Stockholder
                                      Shares        Par Value      Capital      Development    Equity
                                       (1)           Amount                       Stage        (Deficit)
Date of inception,
October 3,1978                             0        $       0     $       0       $      0   $      0

Issuance of common stock for cash:

November 8, 1978                           0                0        18,000              0     18,000

November 30, 1978                          0                0         6,000              0      6,000

December 1, 1978 to
January 30, 1979                           0                0        70,300              0     70,300

May 22, 1979                               0                0        12,000              0     12,000

September 28, 1979                         0                0     1,726,611              0  1,726,611

Common stock distributable in
connection with property
acquisition, September 1, 1979             0                0        25,400              0     25,400

Net (loss) for the period from
inception (October 3, 1978) to
September 30, 1979                         0                0             0        (25,943)   (25,943)

Balance September 30, 1979                 0                0     1,858,311        (25,943)  1,832,368

Net (loss) for the year ended
September 30, 1980                         0                0             0           (274)       (274)

Balance September 30, 1980                 0                0     1,858,311        (26,217)  1,832,094

Common stock subscribed,
September 1, 1981                          0                0        25,080              0      25,080

Net (loss) for the year ended
September 30, 1981                         0                0             0       (220,411)   (220,411)

Balance September 30, 1981                 0                0     1,883,391       (246,628)  1,636,763

Net loss for the year ended
September 30, 1982                         0                0             0       (970,727)   (970,727)

Balance, September 30, 1982                0                0     1,883,391     (1,217,355)    666,036

November 3, 1983:

Sale of common stock
to Shareholders                            0                0       357,607              0     357,607

Sale of common stock to Public             0                0       327,642              0     327,642

January 21, 1983:
Exchange of common stock
for oil and gas lease                      0                0         4,610              0       4,610

February 15, 1983:
Exchange of common stock
for oil and lease                          0                0        12,800              0      12,800

Net (loss) for the year ended
September 30, 1983                         0                0             0       (382,934)  (382,934)

Balance, September 30, 1983                0                0     2,586,050     (1,600,289)   985,761

Exchange of common stock
and warrant for oil and gas leases
(adjusted for footnotes 1, 2, 3, 4,
and 5)                                     0                0        13,896              0     13,896

Net (loss) for the year ended
September 3, 1984                          0                0             0        (53,080)   (53,080)

Balance, September 30, 1984                0                0     2,599,946     (1,653,369)   946,577

Net (loss) for the year ended
September 30, 1985                         0                0             0       (797,173)  (797,173)

Balance September 30, 1985                 0                0     2,599,946     (2,450,542)   149,404

Net (loss) for the year ended
September 30, 1986                         0                0             0       (266,446)  (266,446)

Balance, September 30, 1986                0                0     2,599,946     (2,716,988)  (117,042)

July 8, 1987 Shares issued for
oil and gas producing properties           4                0     7,366,002              0  7,366,002

Net (loss) for the year ended
September 1987                             0                0             0        (52,767)   (52,767)

Balance, September 30, 1987                4                0     9,965,948     (2,769,755)  7,196,193

Net (loss) for the year ended
September 30, 1988                         0                0             0     (7,306,094) (7,306,094)

Balance, September 30, 1988                4                0     9,965,948    (10,075,849)   (109,901)

Net income for the year ended
September 30, 1989                         0                0             0          1,571       1,571

Balance, September 30, 1989                4                0     9,965,948    (10,074,278)   (108,330)

Net (loss) for the year ended
September 30, 1990                         0                0             0              0           0

Balance, September 30, 1990                4                0    9,965,948     (10,074,278)   (108,330)

Net (loss) for the year ended
September 30, 1991                         0                0            0               0           0

Balance, September 30, 1991                4                0    9,965,948     (10,074,278)   (108,330)

Issue 444 shares on June 30, 1992         22                0    6,650,000               0   6,650,000

Acquisition (loss)                         0                0            0        (597,021)   (597,021)

Net (loss) for the year ended
September 30, 1992                         0                0            0          (1,560)     (1,560)

Balance September 30, 1992                26                0   16,615,948     (10,672,859)   5,943,089

Net (loss) for the Year Ended
September 30,1993                          0                0            0      (2,736,933)  (2,736,933)

Balance September 30, 1993                26                0   16,615,948     (13,409,792)   3,206,156

Net (loss) for the year ended
September 30, 1994                         0                0            0      (2,636,474)  (2,636,474)

Balance, September 30, 1994               26                0   16,615,948     (16,046,266)     569,682

Reverse split of common stock
February 8, 1995, 1 for 30                 0                0            0               0            0

Issue 833 shares at $3,001.20            833                1    2,499,999               0    2,500,000

Net (loss) for the year ended
September, 30 1995                         0                0            0      (3,001,047)  (3,001,047)

Balance September, 30 ,1995              859                1   19,115,947     (19,047,313)      68,635

Issue 834 shares at $4,476.40            834                1    3,749,999               0    3,750,000

Issue 834 shares at $37,453.17           267                0   10,000,000               0   10,000,000

Reversal of 5,333 shares issued            0                0   (9,920,000)              0   (9,920,000)

Net (loss) for the year ended
September 30, 1996                         0                0            0      (4,294,332)  (4,294,332)

Balance September 30, 1996             1,960                2   22,945,946     (23,341,645)    (395,697)

Issue 5,000 shares at
$700,000 per share on
October 1, 1996                        5,000                5    3,499,995               0    3,500,000

Cancellation of 5,000 shares
issued at $700,000 per share on
February 15, 1997                     (5,000)              (5)  (3,499,995)              0   (3,500,000)

Sale of 267 shares of treasury
stock  at $6,142.32 in
September 1997                             0                0    1,640,000               0    1,640,000

Net (loss) for the year ended
September 30, 1997                         0                0            0      (1,146,273)  (1,146,273)

Balance September 30, 1997             1,960                2   24,585,946     (24,487,918)      98,030)

Net (loss) for the year ended
September 30, 1998                         0                0            0        (449,660)    (449,660)

Balance September 30, 1998             1,960                2   24,585,946     (24,937,578)    (351,630)

Net (loss) for the year ended
September 30, 1999                         0                0            0        (403,642)    (403,642)

Balance September 30, 1999             1,960                2   24,585,946     (25,341,220)    (755,272)

Private placement of common
shares at $1,000 with warrants on
November 17, 1999                        500                1      499,999               0      500,000

Private placement of common
shares at $1,000 with warrants on
July 3, 2000                           1,500                1    1,499,999               0    1,500,000

Net (loss) for the year ended
September 30, 2000                         0                0            0        (424,431)    (424,431)

Balance September 30, 2000             3,960                4   26,585,944     (25,765,651)     820,297

December 11, of shares for
consulting services at $500.00           100                0       50,000               0       50,000

June 4, 2001 issuance of
shares with warrants for
payment of debentures at $68.60
(Note 10)                            10,204                10      699,990               0      700,000

July 2 ,2001 issuance of
shares  for payment of
debentures at $24.50                 10,204                10      249,990               0      250,000

July 25, 2001
issuance of shares for
consulting services at $10.00         7,500                 8      749,992               0      750,000

Net (loss) for the year ended
September 30, 2001                        0                 0            0      (2,758,538)  (2,758,538)

Balance September 30, 2001           31,968                32   28,335,916     (28,524,189)    (188,241)

October 25, 2001
issuance of shares for
payment of debenture at $20.00       10,000                10      199,990               0      200,000

October 29, 2001
issuance of shares for
consulting services at $1.00         15,914                16        15,884              0       15,900

February 10, 2002
issuance of shares for
consulting services at $10.00         6,750                 7        67,493              0       67,500

April 25, 2002
issuance of shares for
consulting services at $0.01        325,000               325        64,675              0       65,000

April 25, 2002
issuance of shares for
directors and consultant
options at $0.01 (Note 11)          500,000               500        99,500              0      100,000

April 25, 2002
issuance of shares with
warrants for payment of
debenture at $0.01                  900,000               900       179,100              0      180,000

Net (loss) for year ended
September 30, 2002                        0                 0             0       (801,671)    (801,671)

Balance September 30, 2002        1,789,632             1,790    28,962,558    (29,325,860)    (361,512)

October 11, 2002:
Issuance of 550,000 common
shares for consulting               550,000 (1)           550        10,450              -       11,000

March 13, 2003:
Issuance of 25,000,000
common shares of $0.02           25,000,000            25,000       475,000              -      500,000

March 13, 2003:
Issuance of 5,000,000
shares for consulting at $0.001   5,000,000             5,000             -              -        5,000

March 18, 2003:
Issuance of 5,000,000
shares for consulting at $0.001   5,000,000             5,000             -              -        5,000

March 28, 2003:
Issuance of 6,175,000
shares for consulting at $0.001   6,175,000             6,175             -              -        6,175

Net (loss) for the year ended
September 30, 2003                        -                 -             -        (726,648)   (726,648)

Balance, September 30, 2003      43,514,632            43,515    29,448,008     (30,052,508)   (560,985)




(1)  All issuances have been adjusted for footnotes 2, 3, 4, 5, and 6 below.

(2) Adjusted for April 22, 2002 reverse stock split, 1 for 50.

(3) Adjusted for April 30, 2001 reverse stock split, 1 for 10.

(4) Adjusted for October 25, 1999 reverse stock split, 1 for 3.

(5) Adjusted for February 8, 1995 reverse stock split, 1 for 30.

(6) Adjusted for March 3, 2003 reverse stock split, 1 for 20.

(7) Due to reverse stock splits, all shares issued before September 30, 1986 have been cancelled. Shares for oil and gas properties were adjusted for reverse stock splits.

The accompanying notes are an integral part of the financial statements


                                  E.T. CORPORATON
                           (A Development Stage Company)
                              STATEMENTS OF CASH FLOWS


                                                    From Inception        For the Year       For the Year
                                                   (October 3, 1978) to      Ended              Ended
                                                     September 30         September 30       September 30
                                                          2003                2003               2002
Cash Flows Used for
  Operating Activities:
  Net (loss)                                         $(30,052,508)        $  (726,648)      $  (801,671)
Adjustments to Reconcile
Net (Loss) to Cash (Loss)
From Operating Activities:
Amortization                                            8,143,848                   0                 0
Depreciation                                              534,886                   0                 0
Less Non-Cash Working Capital
  Items:
  Increase (Decrease) in
    Accounts Payable                                        3,216              (1,510)            2,439
  Net Cash Used for
    Operating Activities                              (21,370,558)           (728,158)         (799,232)

Cash Flows Used for Investing
  Activities:
  Acquisition of Fixed Assets                            (534,886)                  0                 0
  Acquisition of Other
    Assets                                             (8,143,848)                  0                 0
Net Cash Used for
  Investing Activities                                 (8,678,734)                  0                 0

Cash Flows from
  Financing Activities:
  Proceeds from JRM Financial Services, Inc.            2,487,769            700,983            650,832
  Payments to JRM Financial Services, Inc.             (1,930,000)          (500,000)          (480,000)
Issuance of Common Stock                               29,491,523            527,175            628,400
Net Cash Provided By
  Financing Activities                                 30,049,292            728,158            799,232

Net Increase (Decrease) in Cash                                 0                  0                  0

Cash, Beginning of Period                                       0                  0                  0

Cash, End of Period                                             0                  0                  0



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

Uses of Estimates

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

NOTE 3 - RELATED PARTIES

Advances payable JRM Financial Services, Inc.,
secured with floating debenture and due on demand.                 $557,769

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

NOTE 10 - EMPLOYEE BENEFIT PLANS

Retainer Stock Plan for Non-Employee Directors and Consultants.

On June 1, 2000, the Company adopted a Retainer Stock Plan for Non-Employee Directors and Consultants (the company adopted Amendment No. 3 to this plan on March 15, 2003). The purposes of the plan are to enable the Company to promote the interests of the company by attracting and retaining non-employee directors and consultants capable of furthering the business of the company and by aligning their economic interests more closely with those of the company's shareholders, by paying their retainer or fees in the form of shares of common stock. A total of 60,000,000 shares of common stock were registered under this plan as a result of a Form S-8 POS filed with the SEC on April 10, 2003. As of September 30, 2003, there were 13,500,000 shares remaining to be issued under this plan.

Stock Incentive Plan.

On June 1, 2000, the Company adopted a Stock Incentive Plan (the company adopted Amendment No. 2 to this plan on May 1, 2002). This plan is intended to allow directors, officers, employees, and certain non-employees of the Company to receive options to purchase company common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the company, and to attract and retain employees. A total of 30,000,000 shares of common stock were registered under this plan under a Form S-8 POS filed with the SEC on February 6 , 2002. Options granted under this plan are to be exercisable at $0.01 per share. As of September 30, 2002, all options granted under the plan had been exercised and there were no shares remaining to be issued under this plan.

On April 25, 2002, the Company issued options covering 10,000,000 shares of common stock under this plan. These options were exercised on April 25, 2002 and the price set forth in that plan ($0.01 per share). This resulted in total proceeds to the Company of $100,000.

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

NOTE 12 - GOING CONCERN

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

NOTE 13 - RESTATED STATEMENT OF OPERATIONS FOR CORRECTION OF AN ERROR

Originally, the Company had elected to amortize the eSearch B2B Web Crawler over three years. However, due to impairment losses, the web crawler should have been fully written off for the year ended
September 30, 2001. The effect of this correction affects only the years ended September 30, 2002 and 2001.

For the year ended September 30, 2002, the amortization expense decreased $381,947 and the (deficit) accumulated during the development stage decreased by the same amount. Correspondingly, the net (loss) and the (deficit) accumulated during the development stage decreased by the same amount of $381,947.

COMPARATIVE STATEMENT OF
OPERATIONS AND (DEFICIT) ACCUMULATED
DURING THE DEVELOPMENT STAGE

                                           For the Year          For the Year
                                          Ended September      Ended September
                                             30, 2002              30, 2002
                                          (As Restated)     (Originally Stated)

Revenues                                  $            0     $             0

General and Administrative
  Expenses:
  Accounting and Legal                            32,750              32,750
  Amortization                                         0             381,947
  Auto Expenses                                   12,000              12,000
  Depreciation                                         0                   0
  Consulting and Management Fees                 446,150             446,150
  Rent Expense                                    50,400              50,400
  Telephone Expense                               36,000              36,000
  Travel and Promotion                           180,000             180,000
  Transfer and Filing Fees                        18,370              18,370

 Total General and Administrative Expenses       775,670           1,157,617

Net Loss Before other Income (Expenses)         (775,670)         (1,157,617)

Other Income and (Expenses):
  Interest Expense                               (26,001)            (26,001)

Total Other Income and (Expenses)                (26,001)            (26,001)

Net Loss                                        (801,671)         (1,183,618)

Deficit Accumulated
  during the Development Stage,
  October 1, 2001                            (28,524,189)        (27,690,855)

Less: Dividends non-cash                               0            (451,387)

Deficit Accumulated
  during the Development Stage,
  September 30, 2002                         (29,325,860)        (29,325,860)

Basic and Diluted Loss
  Earnings per Share                               (0.99)              (1.47)

Weighted Average Number
  of Shares Outstanding                          807,630             807,630

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

23       Consent of Independent Certified Public Accountant (filed herewith).

31.1     Rule 13a-14(a)/15d-14(a) Certification of Sidney B. Fowlds
         (filed herewith).

31.2 Rule 13a-14(a)/15d-14(a) Certification of Anthony V. Feimann (filed herewith).

32       Section 1350 Certification of Sidney B. Fowlds and Anthony
         V. Feimann (filed herewith).