Form 10KSB
period 2004-09-30
ParaFin CORP
filed 2005-01-25
CIK 311842

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

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

     The Registrant's revenues for the fiscal year ended September 30, 2004 were zero. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 1, 2004:
$32,094,356.  As of December 1, 2004, the Registrant had 43,370,752
shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes   No X .

                                 TABLE OF CONTENTS

PART I.                                                                  PAGE

ITEM 1.   DESCRIPTION OF BUSINESS                                           3

ITEM 2.   DESCRIPTION OF PROPERTY                                           6

ITEM 3.   LEGAL PROCEEDINGS                                                 6

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               6

PART II.

ITEM 5.   MARKET FOR COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS                                   6

ITEM 6.   PLAN OF OPERATION                                                 8

ITEM 7.   FINANCIAL STATEMENTS                                             17

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE1                          17

ITEM 8A. CONTROLS AND PROCEDURES                                           18

ITEM 8B  OTHER INFORMATION                                                 18

PART III.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
          AND CONTROL PERSONS; COMPLIANCE WITH
          SECTION 16(A) OF THE EXCHANGE ACT                                19

ITEM 10. EXECUTIVE COMPENSATION                                            21

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS            22

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    24

ITEM 13. EXHIBITS                                                          25

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                           25

SIGNATURES                                                                 27


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

     On October 7, 2004, the Registrant filed a Certificate of
Amendment to Articles of Incorporation with the Nevada Secretary of State that changed the name of the Registrant to "ParaFin Corporation."

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

     In 1988, the Registrant abandoned all of its oil and gas properties and all accounts associated with oil and gas have been written off. In addition, the company owns no interest in any proven oil or gas interests

Business of the Registrant.

(a)  1 900 Numbers.

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

(b)  Oil and Gas Exploration.

     On December 6, 2004, the Registrant entered into an agreement with Guarani Exploration and Development Corporation for the purpose of the Registrant potentially acquiring an 80% interest in a license to explore the 2,456,453 hectares (approximately 5,986,000 acres) in the Alto Parana Block, Alto Parana Province, Paraguay (See Exhibit
10.1). This license has been applied for by Guarani with the Government of Paraguay under that country's Hydrocarbon Law. Under the terms of this agreement, within 30 days following the approval of such a license the Registrant is to deposit the sum of $150,000 with Guarani. On or before 60 days thereafter, the Registrant is to deposit with Guarani an additional sum of $350,000. Prior to the date to be stipulated in a license for completing the initial drilling obligations, the Registrant is to finance the "Work Program", as defined in the agreement. The agreement estimates that the items to be performed under the Work Program will not exceed $3,500,000. The company is looking at several different financing sources for the capital that will be required to fund operations if Guarani receives license approval; the terms of this agreement are conditioned on such approval.

     In connection with this agreement, the Registrant has entered into a consulting agreement with Robert McGowan (see Exhibit 10.2).
Under this agreement, which has a term of 120 days, Mr. McGowan will be performing certain geologic services and consulting related to the agreement with Guarani Exploration and Development Corporation. Under the terms of this agreement, Mr. McGowan will be paid the sum of 5,000,000 free trading shares of common stock registered under Form S-
8 in the following manner: (a) 2,000,000 shares for work done prior to November 30, 2004; (b) 2,000,000 shares 30 days of an agreement being concluded between the Registrant and Guarani; and (c) 1,000,000 shares upon commencement of drilling for hydrocarbons on the said Alto Parana Block.

(c)  Competition.

     The Registrant's activities in the fund raising industry, and the prospective activities in oil and gas exploration, involve competitive industries. Many of the Registrant's competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than the company does.

(d)  Need for Governmental Approval.

     The license to explore on the in the Alto Parana Block, Alto Parana Province, Paraguay does require approval from the government of Paraguay. Such approval is now being sought and management is of the belief that such approval will be granted in the near future. Other than this, the Registrant believes that its current business plans do not require governmental approval.

(e)  Effect of Governmental Regulation on Business.

     The Registrant is not aware of any existing governmental regulation and does not anticipate any governmental regulation that materially affects the Registrant's ability to conduct its business operations. This does not however, mean that the industry may be subject to future regulations by some governmental agencies.

(f)  Compliance with Environmental Laws.

     The costs of compliance with environmental laws are unknown at this time with regard to its planned oil and gas exploration in Paraguay. Other than this, the costs of such compliance are nominal, if any, and are therefore immaterial to the Registrant's operations.

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

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

     The Registrant's shares of common stock are traded on the Over the Counter Bulletin Board under the symbol "PRFN" (prior to October 15, 2004, the Symbol was "ETOC"; prior to March 4, 2003, the symbol was "ETTC"; and prior to April 22, 2002, the symbol was "ECOC") and the range of closing bid prices shown below is as reported by that exchange. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The Registrant's common stock is also traded on the Berlin Stock Exchange under the symbol "ETOC".

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on September 30, 2004

                                       High         Low

Quarter Ended December 31, 2003        0.10         0.03
Quarter Ended March 31, 2004           0.05         0.02
Quarter Ended June 30, 2004            0.03         0.01
Quarter Ended September 30, 2004       0.03         0.01

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on September 30, 2003

                                       High         Low

Quarter Ended December 31, 2002        0.08         0.023
Quarter Ended March 31, 2003 (1)       0.50         0.012
Quarter Ended June 30, 2003            0.60         0.19
Quarter Ended September 30, 2003       0.16         0.066

(1) On March 3, 2003, the Registrant effected a 1 for 20 reverse stock split.

Holders of Common Equity.

     As of December 1, 2004, there were approximately 223 shareholders of record of the Registrant's common stock. The Registrant believes that there are an additional approximate 1,860 street name shareholders.

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

Sales of Unregistered Securities.

     Other than as set forth below, the Registrant made no sales of unregistered (restricted) securities during the fiscal year ended on September 30, 2004:

     (a) On August 23, 2004, the Registrant sold 25,000,000 restricted shares of its common stock to Rukos Security Advice A.G. of Frankfurt, Germany, under a Regulation S offering. This firm purchased the shares on behalf of its clients in that country. The total consideration received for this transaction was $500,000, or $0.02 per share. No commissions were paid in connection with this sale. The proceeds of this financing are being used for the repayment of corporate debt and general working capital purposes.

     (b) On this date, the Registrant also issued warrants in connection with that sale in the amount of 25,000,000 shares, exercisable at $0.03 per share.

ITEM 6.  PLAN OF OPERATION.

     The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Twelve-Month Plan of Operation.

(a)  1 900 Numbers.

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

(b)  Oil and Gas Exploration.

     Guarani will be the operator of this project. The first phase will involve a re-interpretation of all existing seismic data using the most up to date facilities in Houston Texas. The next phase will determine the extent of new seismic requirements and location of seismic lines. After new seismic data has been assessed, the location of the first well will be determined and drilling will then proceed on the first well. The data from the first well will then be analyzed.

Capital Expenditures.

     There were no material capital expenditures during the fiscal year ended September 30, 2004.

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

     The Registrant has incurred losses from operations: $726,648 for the fiscal year ended September 30, 2003, $729,896 for the fiscal year ended September 30, 2004, and $30,782,404 for the period from inception (October 3, 1978) to September 30, 2004. At September 30, 2004, the Registrant had an accumulated deficit of $30,782,404. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

     To the extent that the Registrant raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Registrant's operations. Regardless of whether the Registrant's access to financing proves to be inadequate to meet the company's operational needs, the Registrant may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders.

(c) Independent Auditors Have Expressed Substantial Doubt Ability to Continue as a Going Concern.

     In his report dated January 4, 2005, the Registrant's independent auditor stated that the financial statements for the year ended September 30, 2004 were prepared assuming that the company would continue as a going concern. The company's ability to continue as a going concern is an issue raised as a result of cash flow constraint, an accumulated deficit, and recurring losses from operations. The Registrant continues to experience net losses. The company's ability to continue as a going concern is subject to the ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of the company's securities, increasing sales or obtaining loans from various financial institutions where possible. The continued net losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

(d)  Loss of 1 900 Telephone Provider May Affect Plan of Business.

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

(e)  Competition May Affect Operating Result in the Future.

     The Registrant's activities in the fund raising industry, and the prospective activities in oil and gas exploration, involve a competitive industries. Many of the Registrant's competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than the company does. The Registrant also expects to face additional competition as other established and emerging companies enter the fund raising business.

(f) Control by Officers and Directors Over Affairs of the Registrant May Override Wishes of Other Stockholders.

     The Registrant officers and directors currently own common stock equal to approximately 21% of the outstanding shares of the Registrant's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant. Investors will only have rights associated with stockholders to make decisions that affect the Registrant. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Registrant.

     Therefore, the success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the company. Accordingly, no person should invest in the Registrant unless he is willing to entrust all aspects of the management of the company to the officers and directors.

(g) Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Registrant.

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

(h) Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Registrant.

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

(i) Potential Conflicts of Interest May Affect Ability of Officers and Directors to Make Decisions in the Best Interests of Registrant.

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

(j)  Other External Factors May Affect Viability of Registrant.

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

(k)  Non-Cumulative Voting May Affect Ability of Shareholders to
Influence Registrant Decisions.

     Holders of the shares are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Registrant, and the minority shareholders will not be able to elect a representative to the Registrant's board of directors.

(l)  Absence of Cash Dividends May Affect Investment Value of
Registrant's Stock.

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

(m) Any Shares Issued to JRM Financial Services, Inc. in Payment of Debenture May Result in Dilution to Other Shareholders, and Control by JRM.

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

(n)  No Assurance of Public Trading Market and Risk of Low Priced
Securities May Affect Market Value of Company's Stock.

     The Securities and Exchange Commission ("SEC") has adopted a number of rules to regulate "penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the Over the Counter Bulletin Board or the Pink Sheets), the rules would apply to the Company and to its securities.

     The SEC has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives;
(b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination
(i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market.

     There has been only a limited public market for the common stock of the Registrant. The common stock of the Registrant is currently traded on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the company's securities. The regulations governing penny stocks, as set forth above, sometimes limit the ability of broker-dealers to sell the Registrant's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

     Potential shareholders of the Company should also be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
(ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

(o) Failure to Remain Current in Reporting Requirements Could Result in Delisting from the OTC Bulletin Board.

     Companies trading on the OTC Bulletin Board, such as the Registrant, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If the Registrant fails to remain current in its reporting requirements, the company could be removed from the OTC Bulletin Board. As a result, the market liquidity for the Registrant's securities could be severely adversely affected by limiting the ability of broker-dealers to sell its securities and the ability of stockholders to sell their securities in the secondary market.

(p)  Effects of Failure to Maintain Market Makers.

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

Forward Looking Statements.

     The foregoing plan of operation contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the Registrant's estimates as to the adequacy of its capital resources, its operating losses and negative cash flow, and its critical accounting policies. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above. These forward-looking statements speak only as of the date hereof. The Registrant expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7.  FINANCIAL STATEMENTS.

     Financial statements as of and for the years ended September 30, 2004 and 2003 are presented in a separate section of this report following Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     (a) Effective on February 13, 2004, the independent accountant who was previously engaged as the principal accountant to audit the Registrant's financial statements, Janet Loss, Janet Loss, C.P.A., P.C., was dismissed. The decision to dismiss this accountant was approved by the Registrant's board of directors. This accountant audited the Registrant's financial statements for the fiscal years ended September 30, 2003 and September 30, 2002. This firm's report on these financial statements was modified as to uncertainty that the Registrant will continue as a going concern; other than this, the accountant's report on the financial statements for those periods neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the Registrant's two most recent fiscal years and the subsequent interim period preceding such dismissal, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no "reportable events" as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred within the Registrant's most recent fiscal year and the subsequent interim period preceding the former accountant's dismissal.

     (b) Effective on February 13, 2004, the firm of George Brenner, Certified Public Accountant, has been engaged to serve as the new principal accountant to audit the Registrant's financial statements. The decision to retain this accountant was approved by the Registrant's board of directors. During the Registrant's two most recent fiscal years, and the subsequent interim period prior to engaging this accountant, neither the Registrant (nor someone on its behalf) consulted the newly engaged accountant regarding any matter.

ITEM 8A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     As of the end of the period covered by this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's president and chief financial officer. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

Changes in Disclosure Controls and Procedures.

     There were no significant changes in the Registrant's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since their most recent evaluation.

ITEM 8B.  OTHER INFORMATION.

Subsequent Events.

The following events occurred after September 30, 2004:

     (a)  On October 7, 2004 the Registrant's name was changed to
ParaFin Corporation from E.T. Corporation.

     (b) On October 15, 2004, a 1 for 50 reverse stock split of the Registrant's common stock was effected.

     (c) On October 18, 2004, the warrants issued in connection with the sale on August 23, 2004 of 25,000,000 restricted shares of its common stock to Rukos Security Advice A.G. of Frankfurt, Germany, on behalf of its clients in that country were exercised $0.03 per share, resulting in the issuance of 25,000,000 restricted shares of common stock and proceeds to the Registrant of $750,000.

     (d) On October 27, 2004 a Form S-8 POS registration statement was filed increasing the Retainer Stock Plan by 30,000,000 shares and the Stock Incentive Plan by 15,000,000 shares.

     (e) On October 27, 2004, the Registrant issued options covering a total of 15,000,000 shares of common stock to certain individuals that work with the company, including three of its directors (excluding Sidney Fowlds). These options were immediately exercised for a total amount of $127,500, which has been received by the company; this resulted in a total of 15,000,000 free trading shares of common stock being issued under a Form S-8 POS filed with the Securities and Exchange Commission.

     (f) On December 6, 2004, the Registrant entered into an agreement with Guarani Exploration and Development Corporation for the purpose of the Registrant potentially acquiring an 80% interest in a license to explore the 2,456,453 hectares (approximately 5,986,000 acres) in the Alto Parana Block, Alto Parana Province, Paraguay. In connection with this agreement, the Registrant has entered into a consulting agreement with Robert McGowan.

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

     The Registrant has an audit committee, but does not have any other committees at this time.

Directors and Executive Officers.

(a)  Sidney B. Fowlds, President/Chairman of the Board.

     Mr. Fowlds, age 64, attended the University of British Columbia between 1958 and 1963 majoring in economics and political science. In 1967, Mr. Fowlds joined Doherty Roadhouse & McQuaig Brothers, one of the largest Investment Dealers in Canada. While with Doherty Roadhouse, Mr. Fowlds worked in all departments of the securities industry, including on the floor of the Toronto Stock Exchange.

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

(b)  John Johnston, Vice President/Director.

     Mr. Johnson, age 78, retired as a real estate developer in 1995. Mr. Johnson formerly designed 18 hole golf course and real estate developments. Mr. Johnston is a former winner of the Canadian Amateur Golf Championship and is a member of the British Columbia Hall of Fame. He has been a director of the Registrant since October 1986.

(c)  Robert M. Miller, Director.

     Mr. Miller, age 60, retired as a financial consultant in 1995. Formerly he was a stockbroker and financial and real estate consultant in London, England; Brisbane, Australia and Vancouver, B.C., Canada. Mr. Miller has been a director of the Registrant since October 1992.

(d)  Anthony V. Feimann, Secretary-Treasurer.

     Mr. Feimann, age 64, retired in 1993 as a financial consultant. He graduated with a Bachelor of Arts degree in Econometrics from the University of British Columbia in 1963. This included one year of post-graduate work. Mr. Feimann worked for a national firm of Chartered Accountants for five years and was in public practice in accounting for an additional two years. He was co-founder of Econometrica, Inc., an economic consulting company specializing in econometrics based in Santa Barbara, California.

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

     Based solely upon a review of Form 4's required to be filed under Rule 16a-3(d) during fiscal 2003 and any required Form 5's with respect to fiscal 2004, and certain written representations from executive officers and directors, the Registrant is unaware that any required reports were not timely filed.

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



                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                  Other           Restricted   Securities
principal                                 annual            stock     underlying       LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)    options/SARs(1) payouts compensation
                          ($)     ($)       ($)             ($)           (#)           ($)       ($)
Sidney B.      2004      -         -       -               -           -               -         -
Fowlds,        2003      -         -       -               -           -               -         -
President      2002       -        -       -               -          62,500           -         -



(1) This option was exercised immediately after it was issued. The issuances of the option covering 1,250,000 shares on April 25, 2002 have been changed to reflect the subsequent reverse stock splits of 50 to 1 on April 12, 2002 and 20 to 1 on March 3, 2003.

Other Compensation.

     (a) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there was no existing plan as of September 30, 2004 provided for or contributed to by the company.

     (b) With the exception of the following, no remuneration is proposed to be paid in the future directly or indirectly by the Registrant to any officer or director. (1) On June 1, 2000, the Registrant adopted a Non-Employees Directors and Consultants Retainer Stock Plan; and (2) on June 1, 2000, the Registrant adopted a Stock Incentive Plan (options covering a total of 10,000,000 shares were granted during the fiscal year ended September 30, 2002). The company may pay compensation to officers and directors in the future under one or both of these plans.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of December 1, 2004 (43,370,752 (1) issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of Class    Name and Address of               Amount of      Percent of
                    Beneficial Owner                Beneficial       Class
                                                    Ownership (2)

Common Stock      Sidney B. Fowlds                  3,001,400 (3)      6.92%
                  27127 Calle Arroyo, Suite 1923
                  San Juan Capistrano, CA 92675

Common Stock      John Johnston                     2,001,750          4.61%
                  27127 Calle Arroyo, Suite 1923
                  San Juan Capistrano, CA 92675

Common Stock      Robert M. Miller                  2,001,750          4.61%
                  27127 Calle Arroyo, Suite 1923
                  San Juan Capistrano, CA 92675

Common Stock      Anthony V. Feimann                2,000,000          4.61%
                  27127 Calle Arroyo, Suite 1923
                  San Juan Capistrano, CA 92675

Common Stock      Shares of all directors and       9,004,900         20.76%
                  executive officers as a group (4
                  persons)

(1) Because of rounding in connection with the reverse stock split, effective on October 15, 2004, the amount of shares after the split was 1,370,752 instead of the 1,370,293 as reflected on the balance sheet as of September 30, 2004.

(2) None of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

(3) 2,001,400 of these shares are held in the name of North American Oil and Gas, a company controlled by Mr. Fowlds. The other 1,000,000 shares are held in the name of Nola Fowlds, Mr. Fowlds' wife.

Securities Authorized for Issuance under Equity Compensation Plans.

     The Registrant has adopted two equity compensation plans (neither of which have been approved by the company's shareholders):

(a)  Non-Employee Directors and Consultants Retainer Stock Plan.

     On June 1, 2000, the Registrant adopted a Retainer Stock Plan for Non-Employee Directors and Consultants (the company adopted Amendment No. 4 to this plan on October 15, 2004). The purposes of the plan are to enable the Registrant to promote the interests of the company by attracting and retaining non-employee directors and consultants capable of furthering the business of the company and by aligning their economic interests more closely with those of the company's shareholders, by paying their retainer or fees in the form of shares of common stock. A total of 90,000,000 shares of common stock have been registered under this plan as a result of Form S-8's filed with the SEC. As of September 30, 2004, there were 13,500,000 shares remaining to be issued under this plan.

(b)  Employee Stock Incentive Plan.

     On June 1, 2000, the Registrant adopted an Employee Stock
Incentive Plan (the company adopted Amendment No. 3 to this plan on October 15, 2004). This plan is intended to allow directors, officers, employees, and certain non-employees of the Registrant to receive options to purchase company common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the company, and to attract and retain employees. A total of 45,000,000 shares of common stock have been registered under this plan under Form S-8's filed with the SEC.
Options granted under this plan are to be exercisable for a period of ten years from the grant date at whatever price is established by the board of directors, in its sole discretion, on the date of the grant.
As of September 30, 2004, all options granted under the plan had been exercised and there were no shares remaining to be issued under this plan.



                                    Equity Compensation Plan Information
                                            September 30, 2004
                                                                                 Number of
                                                                                 securities
                                                                                 remaining
                                 Number of                                   available for future
                              securities to be                                  issuance under
                                 ssued up               Weighted-average           equity
                               exercise of             exercise price of         compensation
                               outstanding               outstanding            plan (excluding
                             options, warrants         options, warrants      securities reflected
                               and rights                 and rights             in column (a)
Plan category                     (a)                       (b)                      (c)
Equity compensation plans
approved by security holders    0                       0                          0

Equity compensation plans
not approved by security
holders                         0                       0                     Director's and
                                                                              Consultant's Plan:
                                                                              13,500,000; Stock
                                                                              Incentive Plan: 0

Total                           0                       0                     Director's and
                                                                              Consultant's Plan:
                                                                              13,500,000;
                                                                              Incentive Plan: 0



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

     (b) On October 27, 2004, the Registrant issued options covering a total of 15,000,000 shares of common stock to certain individuals for services rendered to the company, including three of its directors (excluding Sidney Fowlds), Nola Fowlds (Mr. Fowlds' wife), and Henry Fowlds (Mr. Fowlds' brother). These options were immediately exercised for a total amount of $127,500, which has been received by the company; this resulted in a total of 15,000,000 free trading shares of common stock being issued under a Form S-8 POS filed with the Securities and Exchange Commission.

ITEM 13.  EXHIBITS.

     Exhibits included or incorporated by reference herein are set forth under the Exhibit Index.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by Janet Loss and George Brenner, CPA (collectively, "Accountants") for the audit of the Registrant's annual financial statements, and review of financial statements included in the company's Form 10-QSB's: 2004: $10,708; and 2003: $8,000.

Audit-Related Fees.

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Accountants that are reasonably related to the performance of the audit or review of the Registrant's financial statements and are not reported under Audit Fees above: $0.

Tax Fees.

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Accountants for tax compliance, tax advice, and tax planning: $0.

All Other Fees.

     The aggregate fees billed in each of the last two fiscal years for products and services provided by the Accountants, other than the services reported above: $0.

Audit Committee.

     The Registrant's audit committee consists of Anthony Feimann, a non-independent officer of the company. The audit committee has not adopted a written charter. The Registrant's board of directors has determined that the company does have an audit committee financial expert serving on its audit committee.

     The Registrant's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ParaFin Corporation


Dated: January 18, 2005                By: /s/ Sidney B. Fowlds
                                       Sidney B. Fowlds, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

         Signature                    Title                      Date

/s/  Sidney B. Fowlds       President/Chairman of the         January 18, 2005
Sidney B. Fowlds            Board

/s/  John Johnston          Vice President/Director           January 18, 2005
John Johnston

/s/  Robert M. Miller       Director                          January 18, 2005
Robert M. Miller

/s/  Anthony V. Feimann     Secretary/Treasurer               January 18, 2005
Anthony V. Feimann          (principal financial and
                            accounting officer)


                             George Brenner, CPA
                          A Professional Corporation
                        10680 W. PICO BOULEVARD, SUITE 260
                          LOS ANGELES, CALIFORNIA 90064
                         310/202-6445 - Fax 310/202-6494

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ParaFin Corporation (A Development Stage Company) formerly E.T. Corporation

I have audited the accompanying balance sheet of ParaFin Corporation (A Development Stage Company) formerly E.T. Corporation as of September 30, 2004, and the related statements of operations, stockholders' (deficit) and cash flows for year ended September 30, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

The financial statements of the Company for the year ended September 30, 2003 were audited by another auditor whose report (attached) dated October 16, 2003 expressed an unqualified opinion on those statements with an explanation paragraph discussing the going concern problem.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ParaFin Corporation as of September 30, 2004 and the results of its operations and its cash flows for the year ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  George Brenner, CPA
Los Angeles, California
January 4, 2005

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

/s/  Janet Loss, C.P.A., P.C.
Janet Loss, C.P.A., P.C.
Denver, Colorado
October 16, 2003


                             PARAFIN CORPORATION
                          (formerly E.T. CORPORATION)
                         (A Development Stage Company)
                                BALANCE SHEET
                              SEPTEMBER 30, 2004

                                    ASSETS

Current Assets:
  Cash in checking                                             $         -

   Total Assets                                                          -

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Debenture payable, JRM
   Financial Services, Inc.                                        787,221

  Accounts payable                                                   3,660
                                                                   790,881

Stockholders' Equity (Deficit):
 Preferred stock, par value $0.001,
   10,000,000 shares authorized,
   none outstanding                                                      -

Common stock, par value $0.001,
   1,370,293 (1) shares issued and outstanding                       1,370

Paid-in-capital in excess of par value                          29,990,153

Deficit accumulated during the development stage               (30,782,404)

   Total Stockholders' Equity (Deficit)                           (790,881)

   Total Liabilities and Stockholders' Equity (Deficit)                  -

(1)  Adjusted for October 15, 2004 reverse stock split, 1 for 50.

The accompanying notes are an integral part of the financial statements.


                             PARAFIN CORPORATION
                          (formerly E.T. CORPORATION)
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS



                                                       From Inception      For the Year     For the Year
                                                   (October 3, 1978) to        Ended            Ended
                                                       September 30,       September 30,    September 30,
                                                            2004                2003              2004
Revenues                                                $          --       $         --      $         --

General and Administrative Expenses:
  Accounting and legal                                        185,338             55,588            33,000
  Amortization                                              8,143,848                 --                --
  Auto expenses                                               312,000             12,000            12,000
  Depreciation                                                534,886                 --                --
  Consulting and management fees                           15,006,157            327,175           300,000
  Rent expense                                              1,396,800             50,400            50,400
  Telephone expense                                           941,000             41,000            36,000
  Travel and promotion                                      2,520,000            180,000           180,000
  Transfer and filing fees                                    125,503              9,316            10,187
Total General and Administrative Expenses                  29,165,532            675,479           621,587

Net (Loss) Before Other Income (Expenses)                 (29,165,532)          (675,479)         (621,587)

Other Income and (Expenses):
  Interest expense                                        (11,698,879)           (51,169)         (108,309)
Forgiveness of debt                                            82,007                 --                --
Total Other Income and Expenses                            (1,616,872)           (51,169)         (108,309)

Net (Loss)                                                (30,782,404)          (726,648)         (729,896)

Basic and Diluted Earnings Per Share                              N/A              (1.30)             (.79)

Weighted Average Number Of Shares Outstanding                     N/A            561,191           926,456


Supplemental Information (Note 12)

The accompanying notes are an integral part of the financial statements.


                                   PARAFIN CORPORATION
                               (formerly E.T. CORPORATION)
                              (A Development Stage Company)
                         STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FROM INCEPTION (OCTOBER 3, 1978) TO SEPTEMBER 30, 2004


                                                                              (Deficit)
                                               Common                        Accumulated        Total
                                Common         Stock        Additional       During the      Stockholders'
                                Stock         Par Value      Paid-In         Development        Equity
                                Shares(1)      Amount        Capital           Stage           (Deficit)
Date of inception,
October 3,1978                          0     $        0    $        0       $         0      $         0

Issuance of common stock
for cash:

November 8,  1978                       0              0        18,000                 0           18,000

November 30, 1978                       0              0         6,000                 0            6,000

December 1, 1978 to
January 30, 1979                        0              0        70,300                 0           70,300

May 22, 1979                            0              0        12,000                 0           12,000

September 28, 1979                      0              0     1,726,611                 0        1,726,611

Common stock distributable in
connection with property
acquisition, September 1, 1979          0              0        25,400                 0           25,400

Net (loss) for the period from
inception (October 3, 1978) to
September 30, 1979                      0              0             0           (25,943)         (25,943)

Balance September 30, 1979              0              0     1,858,311           (25,943)       1,832,368

Net (loss) for the year ended
September 30, 1980                      0              0             0              (274)            (274)

Balance September 30, 1980              0              0     1,858,311           (26,217)       1,832,094

Common stock subscribed,
September 1, 1981                       0              0        25,080                 0           25,080

Net (loss) for the year ended
September 30, 1981                      0              0             0          (220,411)        (220,411)

Balance September 30, 1981              0              0     1,883,391          (246,628)       1,636,763

Net loss for the year ended
September 30, 1982                      0              0             0          (970,727)        (970,727)

Balance, September 30, 1982             0              0     1,883,391        (1,217,355)         666,036

November 3, 1983:

Sale of common stock
to Shareholders                         0              0       357,607                 0          357,607

Sale of common stock
to Public                               0              0       327,642                 0          327,642

January 21, 1983:
Exchange of common stock
for oil and gas lease                   0              0         4,610                 0            4,610

February 15, 1983:
Exchange of common stock
for oil and lease                       0              0        12,800                 0           12,800

Net (loss) for the year ended
September 30, 1983                      0              0             0          (382,934)        (382,934)

Balance, September 30, 1983             0              0     2,586,050        (1,600,289)         985,761

Exchange of common stock
and warrant for oil and
gas leases (adjusted for
footnotes 1, 2, 3, 4, and 5)            0              0        13,896                 0           13,896

Net (loss) for the year ended
September 3, 1984                       0              0             0           (53,080)         (53,080)

Balance, September 30, 1984             0              0     2,599,946        (1,653,369)         946,577

Net (loss) for the year ended
September 30, 1985                      0              0             0          (797,173)        (797,173)

Balance September 30, 1985              0              0     2,599,946        (2,450,542)         149,404

Net (loss) for the year ended
September 30, 1986                      0              0             0          (266,446)        (266,446)

Balance, September 30, 1986             0              0     2,599,946        (2,716,988)        (117,042)

July 8, 1987 Shares issued for
oil and gas producing properties        4              0     7,366,002                 0        7,366,002

Net (loss) for the year ended
September 1987                          0              0             0           (52,767)        (52,767)

Balance, September 30, 1987             4              0     9,965,948        (2,769,755)       7,196,193

Net (loss) for the year
ended September 30, 1988                0              0             0        (7,306,094)      (7,306,094)

Balance, September 30, 1988             4              0     9,965,948       (10,075,849)        (109,901)

Net income for the year ended
September 30, 1989                      0              0             0             1,571            1,571

Balance, September 30, 1989             4              0     9,965,948       (10,074,278)        (108,330)

Net (loss) for the year ended
September 30, 1990                      0              0             0                 0                0

Balance, September 30, 1990             4              0     9,965,948       (10,074,278)        (108,330)

Net (loss) for the year ended
September 30, 1991                      0              0             0                 0                0

Balance, September 30, 1991             4              0     9,965,948       (10,074,278)        (108,330)

Issue 444 shares on June 30, 1992      22              0     6,650,000                 0        6,650,000

Acquisition (loss)                      0              0             0          (597,021)        (597,021)

Net (loss) for the year ended
September 30, 1992                      0              0             0            (1,560)          (1,560)

Balance September 30, 1992             26              0    16,615,948       (10,672,859)       5,943,089

Net (loss) for the year Ended
September 30,1993                       0              0             0        (2,736,933)      (2,736,933)

Balance September 30, 1993             26              0    16,615,948       (13,409,792)       3,206,156

Net (loss) for the year ended
September 30, 1994                      0              0             0        (2,636,474)      (2,636,474)

Balance, September 30, 1994            26              0    16,615,948       (16,046,266)         569,682

Reverse split of common stock
February 8, 1995, 1 for 30              0              0             0                 0                0

Issue 833 shares at $3,001.20         833              1     2,499,999                 0        2,500,000

Net (loss) for the year ended
September, 30 1995                      0              0             0        (3,001,047)      (3,001,047)

Balance September, 30 ,1995           859              1    19,115,947       (19,047,313)          68,635

Issue 834 shares at $4,476.40         834              1     3,749,999                 0        3,750,000

Issue 834 shares at $37,453.17        267              0    10,000,000                 0       10,000,000

Reversal of 5,333 shares issued         0              0    (9,920,000)                0       (9,920,000)

Net (loss) for the year ended
September 30, 1996                      0              0             0        (4,294,332)      (4,294,332)

Balance September 30, 1996          1,960              2    22,945,946       (23,341,645)        (395,697)

Issue 5,000 shares at
$700,000 per share on
October 1, 1996                     5,000              5     3,499,995                 0        3,500,000

Cancellation of 5,000 shares
issued at $700,000 per share on
February 15, 1997                  (5,000)            (5)   (3,499,995)                0       (3,500,000)

Sale of 267 shares of treasury
stock  at $6,142.32 in
September 1997                          0              0     1,640,000                 0        1,640,000

Net (loss) for the year ended
September 30, 1997                      0              0             0        (1,146,273)      (1,146,273)

Balance September 30, 1997          1,960              2    24,585,946       (24,487,918)          98,030

Net (loss) for the year ended
September 30, 1998                      0              0             0          (449,660)        (449,660)

Balance September 30, 1998          1,960              2    24,585,946       (24,937,578)        (351,630)

Net (loss) for the year ended
September 30, 1999                      0              0             0          (403,642)        (403,642)

Balance September 30, 1999          1,960              2    24,585,946       (25,341,220)        (755,272)

Private placement of common
shares at $1,000 with warrants on
November 17, 1999                     500              1       499,999                 0          500,000

Private placement of common
shares at $1,000 with warrants on
July 3, 2000                        1,500              1     1,499,999                 0        1,500,000

Net (loss) for the year ended
September 30, 2000                      0              0             0          (424,431)        (424,431)

Balance September 30, 2000          3,960              4    26,585,944       (25,765,651)         820,297

December 11, of shares for
consulting services at
$500.00                               100              0        50,000                 0           50,000

June 4, 2001 issuance of shares
with warrants for payment of
debentures at $68.60 (Note 10)     10,204             10       699,990                 0          700,000

July 2 ,2001 issuance of
shares  for payment of
debentures at $24.50               10,204             10       249,990                 0          250,000

July 25, 2001 issuance of
shares for consulting
services at $10.00                  7,500              8       749,992                 0          750,000

Net (loss) for the year ended
September 30, 2001                      0              0             0        (2,758,538)      (2,758,538)

Balance September 30, 2001         31,968             32    28,335,916       (28,524,189)        (188,241)

October 25, 2001 issuance of
shares for payment of
debenture at $20.00                10,000             10       199,990                 0          200,000

October 29, 2001 issuance of
shares for consulting
services at $1.00                  15,914             16        15,884                 0           15,900

February 10, 2002
issuance of shares for
consulting services at $10.00       6,750              7        67,493                 0           67,500

April 25, 2002
issuance of shares for
consulting services at $0.01      325,000            325        64,675                 0           65,000

April 25, 2002
issuance of shares for
directors and consultant
options at $0.01 (Note 11)        500,000            500        99,500                 0          100,000

April 25, 2002
issuance of shares with
warrants for payment of
debenture at $0.01                900,000            900       179,100                 0          180,000

Net (loss) for year ended
September 30, 2002                      0              0             0           (801,671)       (801,671)

Balance September 30, 2002      1,789,632          1,790    28,962,558        (29,325,860)       (361,512)

October 11, 2002:
Issuance of 550,000
common shares for consulting      550,000 (1)        550        10,450                  -          11,000

March 13, 2003:
Issuance of 25,000,000
common shares of $0.02         25,000,000         25,000       475,000                  -         500,000

March 13, 2003:
Issuance of 5,000,000
shares for consulting
at $0.001                       5,000,000          5,000             -                  -           5,000

March 18, 2003:
Issuance of 5,000,000
shares for consulting
at $0.001                       5,000,000          5,000             -                  -           5,000

March 28, 2003:
Issuance of 6,175,000
shares for consulting
at $0.001                       6,175,000          6,175             -                  -           6,175

Net (loss) for the year ended
September 30, 2003                      -              -             -           (726,648)       (726,648)

Balance, September 30, 2003    43,514,632         43,515    29,448,008        (30,052,508)       (560,985)

August 20, 2004:
Issuance of 500,000
Commons shares                    500,000            500       499,500                  -         500,000

Net(loss) for the year ended
September 30, 2004                      -              -             -           (729,896)       (729,896)

Balance, September 30, 2004     1,370,293          1,370    29,990,153       ( 30,782,404)       (790,881)



(1) All issuances have been adjusted for footnotes 2, 3, 4, 5, 6 and 7 below.

(2) Adjusted for April 22, 2002 reverse stock split, 1 for 50.

(3) Adjusted for April 30, 2001 reverse stock split, 1 for 10.

(4) Adjusted for October 25, 1999 reverse stock split, 1 for 3.

(5) Adjusted for February 8, 1995 reverse stock split, 1 for 30.

(6) Adjusted for March 3, 2003 reverse stock split, 1 for 20.

(7) Adjusted for October 15, 2004 reverse stock split 1 for 50.

(8) Due to reverse stock splits, all shares issued before September 30, 1994 are not recorded in the stockholders' equity (deficit) statement. This is due to the revenue stock splits resulting in fractional shares.

The accompanying notes are an integral part of the financial statements


                             PARAFIN CORPORATION
                          (formerly E.T. CORPORATION)
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS



                                                       From Inception      For the Year     For the Year
                                                   (October 3, 1978) to        Ended            Ended
                                                       September 30,       September 30,    September 30,
                                                            2004                2003              2004
Cash Flows from
   Operating Activities:
Net (loss)                                              $(30,782,404)      $   (726,648)     $   (729,896)
Adjustments to Reconcile
   Net (Loss) to Cash (Loss)
   From Operating Activities:
Amortization                                               8,143,848                 --                --
Depreciation                                                 534,886                 --                --
Less Non-Cash Working  Capital Items:
Increase (decrease) in  accounts payable                       3,660             (1,510)              444
Net Cash Used in Operating Activities                    (22,100,010)          (728,158)         (729,452)

Cash Flows from Investing Activities:
Acquisition of fixed assets                                 (534,886)                --                --
Acquisition of other assets                               (8,143,848)                --                --
Net Cash Used in Investing Activities                     (8,678,734)                --                --

Cash Flows from Financing Activities:
Proceeds from JRM Financial Services, Inc.                 3,217,221            700,983           729,452
Payments to JRM Financial Services, Inc.                  (2,430,000)          (500,000)         (500,000)
Issuance of Common Stock                                  29,991,523            527,175           500,000
Net Cash Provided By Financing Activities                 30,778,744            728,158           729,452

Net Increase (Decrease) In Cash                                   --                 --                --

Cash, Beginning of Period                                         --                 --                --

Cash, End of Period                                               --                 --                --


The accompanying notes are an integral part of the financial statements.

                                  PARAFIN CORPORATION
                             (formerly E.T. CORPORATION)
                             (A Development Stage Company)
                             NOTES TO FINANCIAL STATEMENTS

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Method of Accounting

The Company is on the accrual basis of accounting for financial statements and income tax purposes. The Company adopted a fiscal year end of September 30.

Development Stage Company

The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development-Stage Enterprises". A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenue there from. Development-stage companies report cumulative costs from the enterprise's inception.

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

Deferred Income Tax

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of managements, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets". SFAS No. 144 establishes a single account model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be
Disposed of". The Company is required to adopt SFAS No. 144 for the year beginning October 1, 2002. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its operating results.

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

NOTE 3 - GOING CONCERN

As of September 30, 2004, the Company had a stockholders' deficit of $30,782,404 and no cash. As a result, substantial doubt exists about its ability to continue as a going concern. These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Operations to date have been primarily financed by equity transactions. The Company's future operations are dependent upon the identification and successful completion of additional equity financing, the continued support of creditors and shareholders, and, ultimately the achievement of profitable operations. There can be no assurances that the Company will be successful. If it is not, the Company will be required to reduce operations or liquidate assets. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - RELATED PARTIES

Advances payable JRM Financial Services, Inc.,
secured with floating debenture and due on demand.               $787,221

Since the Company has been unable to meet its financial obligations as they become due, JRM Financial Services, Inc. an entity in which one of the directors and officer is Mr. Fowlds, offered to pay the obligations on behalf of the Company and to make payments as required (through the use of the unused line of credit to draw on under a debenture)such payments secured by and subject to the terms of a debenture. The total aggregate principal amount of the debenture is $5,000,000 that may be outstanding at any time and interest should be payable at 12% compounded quarterly. Interest expense is computed on a quarterly basis, and the amount is then added to the principal amount of the debenture. Mr. Fowlds is also a director and officer of the Company.

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

NOTE 5 - DEBENTURE PAYABLE, BEARER

This debenture is dated October 1, 1992, and the total aggregate principal amount of the debenture is $5,000,000 that may be outstanding at any time, interest shall be payable at 12% per annum compounded quarterly, and the principal amount is due upon demand. The debenture is secured by all Company assets of a like kind or nature hereafter acquired including but not limited to the TeleManagement System, 1-900 Services, 1-800 Services, Voice Mail Services and Computer Centers.

Under the debenture agreement between the Registrant and JRM, JRM has the right to convert any portion of all of the principal amount due under the debenture that may at any time be outstanding into restricted common shares of the Registrant at a price of $0.50 per share. Any shares issued under the conversion privileges of the debenture shall carry an "A" share purchase warrant allowing the holder thereof to purchase from the Registrant, at a price of $0.75, one additional restricted share for each "A" share purchase warrant held. The share purchase warrant shall be valid for a period of two
(2) years after the date of issuance of the said share purchase warrant. Any "A" share purchase warrants exercised will be issued on common share and one "B" share purchase warrant allowing the holder thereof to purchase from the Registrant, at a price of $1.00, one additional restricted share for each "B" share purchase warrant held.

NOTE 6 - FUNDING CONCENTRATION

Monies raised to pay down the debenture have been provided by the private placement sale of restricted stock through a broker dealer.

NOTE 7 - LOSS PER SHARE

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

NOTE 8 - WARRANTS

Warrants were issued with the private placement of common stock as follows:

Number of Shares      Issuance Date     Price                Expiration Date

10,000,000            June 4, 2001      $0.10 per warrant        3 years
10,000,000            October 25, 2001  $0.03 per warrant        3 years
18,000,000            April 25, 2002    $0.02 per warrant        3 years

All these warrants have been cancelled.

Twenty-five million warrants were issued in connection with the 500,000 shares issued on August 20, 2004. These warrants were exercised October 18, 2004 (Subsequent Event Note 13) at $0.03 per share aggregating $750,000.

NOTE 9 - EMPLOYEE BENEFIT PLANS

Retainer Stock Plan for Non-Employee Directors and Consultants.

On June 1, 2000, the Company adopted a Retainer Stock Plan for Non-Employee Directors and Consultants (the company adopted Amendment No. 3 to this plan on March 15, 2003). The purposes of the plan are to enable the Company to promote the interests of the company by attracting and retaining non-employee directors and consultants capable of furthering the business of the company and by aligning their economic interests more closely with those of the company's shareholders, by paying their retainer or fees in the form of shares of common stock. A total of 60,000,000 shares of common stock were registered under this plan as a result of a Form S-8's filed with the Securities and Exchange Commission ("SEC"). As of September 30, 2004, there were 13,500,000 shares remaining to be issued under this plan. However see Note 13 D, "Subsequent Events".

Stock Incentive Plan.

On June 1, 2000, the Company adopted a Stock Incentive Plan (the company adopted Amendment No. 2 to this plan on May 1, 2002). This plan is intended to allow directors, officers, employees, and certain non-employees of the Company to receive options to purchase company common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the company, and to attract and retain employees. A total of 30,000,000 shares of common stock were registered under this plan under a Form S-8 POS filed with the SEC on February 6, 2002. Options granted under this plan are to be exercisable at $0.01 per share. As of September 30, 2004, all options granted under the plan had been exercised and there were no shares remaining to be issued under this plan. However see Note 13 D "Subsequent Events".

NOTE 10 - INCOME TAXES

The Company has net operating losses (NOL) carryforwards of approximately $20,112,000. NOL's can be carried forward 15 years for losses prior to August 6, 1997; 20 years for losses after August 6, 1997. Because of the uncertainty that the NOL will ever be used the Company has provided an allowance for the entire NOL. Following are the NOL's by years that expire from 2005 through 2019:

YEAR       LOSS           EXPIRES
1992       $   2,000        2017
1993        2,737,000       2018
1994        2,636,000       2019
1995        3,001,000       2010
1996        4,294,000       2011
1997        1,146,000       2017
1998          450,000       2018
1999          404,000       2019
2000          424,000       2020
2001        2,759,000       2021
2002          802,000       2022
2003          727,000       2023
2004          730,000       2024
          $20,112,000

NOTE 11 - SUPPLEMENTARY INFORMATION - CASH FLOWS

Following are the supplemental data in connection with the accompanying Statements of Cash Flows:

                                                Year Ended September 30,
                                                2003               2004

Interest paid                                   $   51,169         $  108,309
Income taxes paid                               $        0         $        0
Non-monetary transaction
  Consulting stock issued                                          $        0
  334 shares                                    $   27,175

NOTE 12 - SUBSEQUENT EVENTS

The following events occurred post September 30, 2004:

A.  On October 7, 2004 the Company's name was changed to ParaFin
Corporation from E.T. Corporation.

B.  On October 15, 2004 a reverse stock split 1 for 50 was effected.

C. On October 18, 2004 25,000,000 warrants (see Note 8) were exercised. The aggregate value ($750,000) was used to pay against the debenture balance of $787,221 existing at September 30, 2004.

D. On October 27, 2004, a registration statement was filed with the SEC increasing the Retainer Stock Plan by 30,000,000 shares and the Stock Incentive Plan by 15,000,000 shares.

E. On December 6, 2004 the Company potentially acquired an 80% interest in a license to explore the 2,456,453 hectares (approximately 5,986,000 acres) in the Alto Parana Block, Alto Parana Province, Paraguay. Details of the acquisition are contained in a Farmout Agreement as filed on Form 8-K with the SEC. The acquisition is pending approval of the Paraguay government.

In connection with the acquisition the Company engaged a consultant who will be compensated in 5,000,000 shares of Company stock payable in installments as work proceeds.


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

3.3 Certificate of Amendment of Articles of Incorporation, dated October 7, 2004 (incorporated by reference to Exhibit 3 of the Form 8-K filed on January 18, 2005).

3.4 Bylaws of the Registrant, dated June 10, 2000 (incorporated by reference to Exhibit 3.2 of the Form 10-QSB filed on August 21, 2000).

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

4.8    Amended and Restated Retainer Stock Plan for Non-Employee
       Directors and Consultants (Amendment No. 4), dated October
       15, 2004 (incorporated by reference to Exhibit 4.1 of the Form S-8 POS filed on October 27, 2004).

4.9 Amended and Restated Stock Incentive Plan (Amendment No. 3), dated October 15, 2004 (incorporated by reference to Exhibit
       4.2 of the Form S-8 POS filed on October 27, 2004).

10.1   Farmout Agreement between the Registrant and Guarani
       Exploration and Development Corporation, dated December 6,
       2004 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on January 18, 2005).

10.2   Consulting Agreement between the Registrant and Robert
       McGowan, dated November 19, 2004 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on January 18, 2005).

23.1   Consent of Janet Loss, C.P.A., P.C., independent auditor
       (filed herewith).

23.2   Consent of George Brenner, C.P.A., independent auditor
       (filed herewith).

31.1   Rule 13a-14(a)/15d-14(a) Certification of Sidney B. Fowlds
       (filed herewith).

31.2 Rule 13a-14(a)/15d-14(a) Certification of Anthony V. Feimann (filed herewith).

32    Section 1350 Certification of Sidney B. Fowlds and Anthony
      V. Feimann (filed herewith).

99 Press Release, dated December 6, 2004 (incorporated by reference to Exhibit 99 of the Form 8-K filed on January 18, 2005).