Form 10QSB
period 2004-12-31
ParaFin CORP
filed 2005-02-16
CIK 311842

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                      FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                                COMMISSION FILE NUMBER: 0-9071

                                    PARAFIN CORPORATION
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

                                     (877) 631-3131
                             (Registrant's Telephone Number)

                                     E.T. Corporation
      (Former Name, Former Address, and Former Fiscal Year, if Changed Since
                                       Last Report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes    X      No         .

     As of December 31, 2004, the Registrant had 43,370,293 (1) shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes    No  X .

(1) Adjusted for a one for fifty reverse split of the common stock that was effective on October 14, 2004

                                        TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                            PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              REVIEW REPORT OF INDEPENDENT REGISTERED
              PUBLIC ACCOUNTING FIRM                                         3

              BALANCE SHEET AS OF DECEMBER 31, 2004                          4

              STATEMENTS OF OPERATIONS FOR THE THREE
              MONTHS ENDED DECEMBER 31, 2004 AND
              DECEMBER 31, 2003, AND FOR THE PERIOD FROM
              INCEPTION (OCTOBER 3, 1978) TO DECEMBER 31, 2004               5

              STATEMENTS OF CASH FLOWS FOR THE THREE
              MONTHS ENDED DECEMBER 31, 2004 AND
              DECEMBER 31, 2003, AND FOR THE PERIOD FROM
              INCEPTION (OCTOBER 3, 1978) TO DECEMBER 31, 2004               6

              NOTES TO FINANCIAL STATEMENTS                                  7

     ITEM 2.  PLAN OF OPERATION                                              9

     ITEM 3.  CONTROLS AND PROCEDURES                                       18

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                             19

     ITEM 2.  UNREGISTERED SALES OF EQUITY
              SECURITIES AND USE OF PROCEEDS                                19

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               19

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           19

     ITEM 5.  OTHER INFORMATION                                             19

     ITEM 6.  EXHIBITS                                                      19

SIGNATURES                                                                  20

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                George Brenner, CPA
                              A Professional Corporation
                           10680 W. PICO BOULEVARD, SUITE 260
                             LOS ANGELES, CALIFORNIA 90064
                             310/202-6445 - Fax 310/202-6494

           REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ParaFin Corporation (A Development Stage Company), formerly E.T. Corporation

I have reviewed the accompanying balance sheet of ParaFin Corporation (A Development Stage Company), formerly E.T. Corporation, as of
December 31, 2004, and the related statements of operations and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

As discussed in the notes, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.


/s/  George Brenner, CPA
George Brenner, CPA
Los Angeles, California
February 7, 2005


                               PARAFIN CORPORATION
                           (formerly E.T. CORPORATION)
                           (A Development Stage Company)
                                  BALANCE SHEET
                                DECEMBER 31, 2004
                                   (Unaudited)


                                      ASSETS

Current Assets:
   Cash                                                              $       -

Total Assets                                                                 -

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Debenture payable - JRM Financial Services Inc.                      65,958
   Accounts payable                                                        160
                                                                        66,118

Shareholders' Equity:
   Common Stock , $0.001 par value
   190,000,000 common shares authorized,
   43,370,293 (1) issued and outstanding                                43,370

   Preferred Stock - 10,000,000 authorized, none issued                      -
   Paid-In-Capital (in excess of par value)                         30,868,153
Accumulated Deficit                                                (30,977,641)
Shareholders' Equity (Deficit)                                         (66,118)

Total Liabilities & Shareholders' Equity (Deficit)                           -

(1) Adjusted for a one for fifty reverse split of the common stock that was effective on October 14, 2004

   The accompanying notes are an integral part of these financial statements


                               PARAFIN CORPORATION
                            (formerly E.T. CORPORATION)
                           (A Development Stage Company)
                             STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                       From Inception
                                                  For The Three Months Ended           (October 3, 1978)
                                                         December 31,                         to
                                                  2004                  2003           December 31, 2004
   >
Revenue                                           $         -           $         -        $       -

General and Administrative Expenses:
  Depreciation                                              -                     -          534,886
  Professional fees                                    17,500                 6,000          202,838
  Auto expense                                          3,000                 3,000          315,000
  Consulting and management fees                       95,000                75,000       15,101,157
  Rent expense                                         12,600                12,600        1,409,400
  Telephone expense                                     9,000                 9,000          950,000
  Travel and promotions                                45,000                45,000        2,565,000
  Transfer agent and filing fees                        3,486                 1,400          128,989
  Amortization                                              -                     -        8,143,848

    Total General and Administrative Expenses         185,586               152,000       29,351,118

Other (Income) Expenses
  Forgiveness of debt                                       -                     -          (82,007)
  Interest expense                                      9,615                19,076        1,708,530

  Total Other (Income) Expenses                         9,651                19,076        1,626,523

Net Income (Loss)                                    (195,237)             (171,076)     (30,977,641)

Basic and Diluted
  Earnings (loss) per share (1)                         (0.01)                (0.20)          N/A

Weighted Average Shares
  Outstanding, Basic and Diluted (1)               31,754,909               870,293           N/A



(1) Adjusted for a one for fifty reverse split of the common stock that was effective on October 14, 2004

 The accompanying notes are an integral part of these financial statements


                                    PARAFIN CORPORATION
                                 (formerly E.T. CORPORATION)
                                 (A Development Stage Company)
                                   STATEMENTS OF CASH FLOWS
                                         (Unaudited)


                                                                                       From Inception
                                                  For The Three Months Ended           (October 3, 1978)
                                                         December 31,                         to
                                                  2004                  2003           December 31, 2004
   >
Cash Lows From Operating Activities:
  Net Loss for the period                         $  (195,237)          $  (171,076)       $ (30,977,641)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
  From operations:
    Amortization                                            -                     -            8,143,848
    Depreciation                                            -                     -              534,886
  Increase (decrease) in accounts payable              (3,500)               (3,216)                 160

       Net Cash Used In Operations                   (198,737)             (174,292)         (22,298,747)

Cash Flows From Investing Activities:
  Acquisition of Fixed Assets                               -                     -             (534,886)
  Acquisition of Other Assets                               -                     -           (8,143,848)

   Net Cash Used In Investing                               -                     -           (8,678,734)

Cash Lows From Financing Activities:
  Proceeds from JRM Financial Services, Inc.                -               174,292            3,217,221
  Payments to JRM Financial Services, Inc.           (721,763)                    -           (3,151,263)
  Issuance of common stock                            920,000                     -           30,911,523

    Net Cash Provided By Financing                    198,737               174,292           30,977,481

Net Increase (Decrease) in Cash                             -                     -                    -

Beginning Cash Balance                                      -                     -                    -

Ending Cash Balance                                         -                     -                    -



The accompanying notes are an integral part of these financial statements


                                      PARAFIN CORPORATION
                                  (formerly E.T. CORPORATION)
                                  (A Development Stage Company)
                                   NOTES TO FINANCIAL STATEMENTS
                                           (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements of ParaFin Corporation, a Nevada corporation (formerly E.T. Corporation) ("Company"), have been prepared in accordance with Securities and Exchange Commission ("SEC") requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended September 30, 2004 financial statements of the Company included in the Form 10-KSB filed with the SEC by the Company.

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

NOTE 2 - GOING CONCERN

As of December 31, 2004, the Company had a stockholders' deficit of $30,977,641 and no cash. As a result, substantial doubt exists about its ability to continue as a going concern. These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Operations to date have been primarily financed by equity transactions. The Company's future operations are dependent upon the identification and successful completion of additional equity financing, the continued support of creditors and shareholders, and, ultimately the achievement of profitable operations. There can be no assurances that the Company will be successful. If it is not, the Company will be required to reduce operations or liquidate assets. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - HYDROCARBON EXPLORATION

The Company and Guarani Exploration and Development Corporation of Houston, Texas have signed a Farmout Agreement with that will potentially allow the Company to acquire an 80% interest in a license to explore the 2,456,453 hectares (approximately 6,069,994 acres) in the Alto Parana Block, Alto Parana Province, Paraguay. The Alto Parana Block is an area in Paraguay that has a geology similar to some oil producing areas in other parts of South America.

Paraguay has enacted a Hydrocarbon Law for the "prospecting, exploration and exploitation of petroleum and other hydrocarbons" in that country. The terms of this Agreement are conditioned on the approval by the Government of Paraguay of the application by Guarani for a license under the Hydrocarbon Law in the Alto Parana Block.

Under this agreement, the Company will initially pay US$500,000 to Guarani and, in addition, pay 100% of all costs associated with the acquisition of new seismic, the interpretation of such new and existing seismic and drilling, completing and equipping to the tanks (or abandonment) of the first two wells drilled by Guarani on the Alto Parana Block pursuant to the terms of a license.

Under this agreement, Guarani will be the operator of the project. A Joint Operating Agreement ("JOA") between the Company and Guarani is to be signed prior to drilling. The JOA estimates these costs will not to exceed US$3,500,000. The Company is looking at several different financing sources for the capital that will be required to fund operations if Guarani receives the approval of the license from the Government of Paraguay.

Due to related parties at December 31, 2004 consisted of the following:

Advances payable to an entity controlled by a major shareholder of the Registrant represent advances, secured with floating debenture  and due on demand with interest @ 12% compounded
      quarterly                                                       $  65,958
Total due to related parties                                          $  65,958

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

(b)  Oil and Gas Exploration.

     The Registrant and Guarani Exploration and Development Corporation of Houston, Texas have signed a Farmout Agreement with that will potentially allow ParaFin to acquire an 80% interest in a license to explore the 2,456,453 hectares (approximately 6,069,994 acres) in the Alto Parana Block, Alto Parana Province, Paraguay. The Alto Parana Block is an area in Paraguay that has a geology similar to some oil producing areas in other parts of South America.

     Paraguay has enacted a Hydrocarbon Law for the "prospecting, exploration and exploitation of petroleum and other hydrocarbons" in that country. The terms of this agreement are conditioned on the approval by the Government of Paraguay of the application by Guarani for a license under the Hydrocarbon Law in the Alto Parana Block.

     Under the Agreement, the Registrant ParaFin will initially pay US$500,000 to Guarani and, in addition, pay 100% of all costs associated with the acquisition of new seismic, the interpretation of such new and existing seismic and drilling, completing and equipping to the tanks (or abandonment) of the first two wells drilled by Guarani on the Alto Parana Block pursuant to the terms of a license.

     Under this agreement, Guarani will be the operator of the project. A Joint Operating Agreement ("JOA") between the Registrant and Guarani is to be signed prior to drilling. The JOA estimates these costs will not to exceed US$3,500,000. The Registrant is looking at several different financing sources for the capital that will be required to fund operations if Guarani receives the approval of the license from the Government of Paraguay.

     The first phase of the project will involve a re-interpretation of all existing seismic data using the most up to date facilities in Houston Texas. The next phase will determine the extent of new seismic requirements and location of seismic lines. After new seismic data has been assessed, the location of the first well will be determined and drilling will then proceed on the first well. The data from the first well will then be analyzed.

Capital Expenditures.

     There were no material capital expenditures during the quarter ended December 31, 2004.

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

     The Registrant has incurred losses from operations: $726,648 for the fiscal year ended September 30, 2003, $729,896 for the fiscal year ended September 30, 2004, $195,237 for the three months ended December 31, 2004, and $30,977,641 for the period from inception (October 3, 1978) to December 31, 2004. At December 31,2004, the Registrant had an accumulated deficit of $30,977,641. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

ITEM 3.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     As of the end of the period covered by this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's president and its treasurer. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

Changes in Disclosure Controls and Procedures.

     There were no significant changes in the Registrant's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since their most recent evaluation.

PART II B OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     None other than as previously disclosed in a Form 8-K filing.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Registrant's Board of Directors unanimously approved the following proposals: (a) a change in the name of the Registrant from E.T. Corporation to ParaFin Corporation; and (b) a decrease the issued and outstanding common stock of the company (also known as a reverse stock split) by the ratio of one new share of common stock for fifty existing shares of common stock without a change in the authorized shares of common stock of the company. On October 1, 2004 the Registrant received the written consent of a majority of the voting power associated with the common stock for this corporate action. The name change was affected on October 7, 2004 and the reverse stock split was affected on October 15, 2004.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.


                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ParaFin Corporation


Dated: February 11, 2005               By: /s/ Sidney B. Fowlds
                                       Sidney B. Fowlds, President


Dated: February 11, 2005               By: /s/ Anthony V. Feimann
                                       Anthony V. Feimann,
                                       Secretary/Treasurer

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

23.1 Consent of Janet Loss, C.P.A., P.C. (incorporated by reference to Exhibit 23.1 of the Form 10-KSB filed on January 25, 2005).

23.2 Consent of George Brenner, C.P.A. (incorporated by reference to Exhibit 23.2 of the Form 10-KSB filed on January 25, 2005)

31.1    Rule 13a-14(a)/15d-14(a) Certification of Sidney B. Fowlds
        (filed herewith).

31.2 Rule 13a-14(a)/15d-14(a) Certification of Anthony V. Feimann (filed herewith).

32      Section 1350 Certification of Sidney B. Fowlds and Anthony
        V. Feimann (filed herewith).

99 Press Release issued by the Registrant, dated December 6, 2004 (incorporated by reference to Exhibit 99 of the Form 8-K filed on January 18, 2005).