Form 10QSB/A
period 2003-12-31
ParaFin CORP
filed 2005-02-17
CIK 311842

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

     The Registrant, by this Form 10-QSB/A, amends the following: (a) Part I, Item 3, Controls and Procedures, to change the language in the first sentence of the first paragraph; and (b) Part II, Item 6, Exhibits and Reports on Form 8-K, to add new certifications at Exhibits 31 and 32. Besides these changes, no other changes have been made to the Form 10-QSB for the quarter ended December 31, 2003. In addition, the remaining information in this amended Form 10-QSB has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-QSB relates.

PART I - FINANCIAL INFORMATION

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

                                       ParaFin Corporation


Dated: February 3, 2005                By: /s/ Sidney B. Fowlds
                                       Sidney B. Fowlds, President


Dated: February 3, 2005                By: /s/ Anthony V. Feimann
                                       Anthony V. Feimann,
                                       Secretary/Treasurer

                                 EXHIBIT INDEX

Number            Description

2.1     Debenture issued to Xanthos Management Corporation by the
        Registrant (formerly known as Texas Petroleum Corporation), dated October 31, 1992 (incorporated by reference to Exhibit
        2.1 of the Form 10-KSB filed on January 17, 2001).

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

23      Consent of Independent Certified Public Accountant
        (incorporated by reference to Exhibit 23 of the Form 10-
        KSB/A filed on November 9, 2004).

31.1    Rule 13a-14(a)/15d-14(a) Certification  of Sidney B. Fowlds
        (see below).

31.2    Rule 13a-14(a)/15d-14(a) Certification Anthony V. Feimann
        (see below).

32      Section 1350 Certification  of Sidney B. Fowlds and Anthony
        V. Feimann (see below).

                                EX-31.1
     RULE 13a-14(a)/15d-14(a) CERTIFICATION OF SIDNEY B. FOWLDS

                RULE 13a-14(a)/15d-14(a) CERTIFICATION

I, Sidney B. Fowlds, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of ParaFin Corporation (formerly known as E.T. Corporation);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [omitted pursuant to extended compliance period] for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  [omitted pursuant to extended compliance period]

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Dated: February 3, 2005                By: /s/  Sidney B. Fowlds
                                       Sidney B. Fowlds, President

                               EX-31.2

   RULE 13a-14(a)/15d-14(a) CERTIFICATION OF ANTHONY V. FEIMANN

               RULE 13a-14(a)/15d-14(a) CERTIFICATION

I, Anthony V. Feimann, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of ParaFin Corporation (formerly known as E.T. Corporation);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [omitted pursuant to extended compliance period] for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  [omitted pursuant to extended compliance period]

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Dated: February 3, 2005                By: /s/  Anthony V. Feimann
                                       Anthony V. Feimann,
                                       Secretary/Treasurer

                              EX-32

                  SECTION 1350 CERTIFICATION

                  SECTION 1350 CERTIFICATION

In connection with the quarterly report of ParaFin Corporation (formerly known as E.T. Corporation) ("Company") on Form 10-QSB/A for the quarter ended December 31, 2003 as filed with the Securities and Exchange Commission ("Report"), the undersigned, in the capacities and on the dates indicated below, hereby certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) that to their knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: February 3, 2005                /s/  Sidney B. Fowlds
                                       Sidney B. Fowlds, President


Dated: February 3, 2005                /s/  Anthony V. Feimann
                                       Anthony V. Feimann,
                                       Secretary/Treasurer