Form 10QSB/A
period 2004-03-31
ParaFin CORP
filed 2005-02-17
CIK 311842

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

     The Registrant, by this Form 10-QSB/A, amends the following: (a) Part I, Item 3, Controls and Procedures, to change the language in the first sentence of the first paragraph; and (b) Part II, Item 6, Exhibits and Reports on Form 8-K, to add new certifications at Exhibits 31 and 32. Besides these changes, no other changes have been made to the Form 10-QSB for the quarter ended March 31, 2004. In addition, the remaining information in this amended Form 10-QSB has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-QSB relates.


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


Dated: February 3, 2005                By: /s/  Anthony V. Feimann
                                       Anthony V. Feimann,
                                       Secretary/Treasurer

                                 EX-32
                    SECTION 1350 CERTIFICATION

                    SECTION 1350 CERTIFICATION

In connection with the quarterly report of ParaFin Corporation (formerly known as E.T. Corporation) ("Company") on Form 10-QSB/A for the quarter ended March 31, 2004 as filed with the Securities and Exchange Commission ("Report"), the undersigned, in the capacities and on the dates indicated below, hereby certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) that to their knowledge:

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