Form 10QSB/A
period 2002-12-31
ParaFin CORP
filed 2005-02-22
CIK 311842

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   FORM 10-QSB/A
                                (Amendment No. 2)

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

     As of December 31, 2002, the Registrant had 2,339,632 (1) shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes   No  X  .

(1) Shares adjusted for a reverse stock split, 1 for 20 as of March 3, 2003.

     The Registrant, by this Form 10-QSB/A, amends the following: (a) Part I, Item 1, Financial Statements, to correctly reflect the status of the Registrant as a development stage company and to expand certain disclosure under the Statements of Cash Flows; (b) Part I, Item 2,
Plan of Operation; (c) Part I, Item 3, Controls and Procedures, to clarify the correct title of the principal financial and accounting officer, and change certain language in the first sentence of the first paragraph; (d) Part II, Item 5, Other Information, to add a subsequent event; and (e) Part II, Item 6, Exhibits and Reports on
Form 8-K, to add new certifications at Exhibits 31 and 32. Besides these changes, no other changes have been made to the Form 10-QSB for the quarter ended December 31, 2002. In addition, the remaining information in this amended Form 10-QSB has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-QSB relates.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                            PARAFIN CORPORATION
                        (formerly E.T. Corporation)
                       (A Development Stage Company)
                              BALANCE SHEET
                            DECEMBER 31, 2002
                               (Unaudited)

                                  ASSETS

Current Assets:
  Cash                                                             $  32,100

   Total Assets                                                       32,100

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts Payable                                                     4,726

Long-Term Liabilities:
  Debenture Payable, JRM Financial Services, Inc.                    545,609

Stockholders' Deficit:
  Preferred Stock, Par Value of $0.001, 10,000,000 Shares
   Authorized, None Outstanding                                            0
  Common Stock, Par Value Of $0.001, 190,000,000 Shares
  Authorized, 2,339,632(1) Shares
    Issued and Outstanding                                         4,822,729
  Additional Paid-In Capital                                      24,152,619
Deficit Accumulated During Development Stage                     (29,493,583)

Stockholders' Deficit                                               (518,235)

Total Liabilities and Stockholders' Deficit                           32,100

(1) Shares adjusted for a reverse stock split, 1 for 20 as of March 3, 2003.

The accompanying notes are an integral part of these financial statements


                                 PARAFIN CORPORATION
                             (formerly E.T. Corporation)
                            (A Development Stage Company)
                               STATEMENTS OF OPERATIONS
                                      (Unaudited)


                                                       From Inception          Three months ended
                                                     (October 3, 1978)            December 31,
                                                     to December 31, 2002      2002          2001
Revenues:                                                $          0          $      0      $      0

Expenses:
 Professional Fees                                             96,750                 0         7,500
 Auto Expenses                                                291,000             3,000         3,000
 Consulting and Management Fees                            14,464,982            86,000        90,900
 Rent Expense                                               1,308,600            12,600        12,600
 Telephone Expenses                                           873,000             9,000         9,000
 Travel and Promotions                                      2,205,000            45,000        45,000
 Transfer and Filing Fees                                     106,000                 0             0
 Amortization                                               8,143,848                 0             0
 Depreciation                                                 534,886                 0             0
Total General and Administrative Expenses                  28,024,066           155,600       168,000

Other Income and (Expenses):
 Interest Expense                                           1,551,524            12,123         8,046
 Forgiveness of Debt                                          (82,007)                0             0
Total Other (Income) and Expenses                          (1,469,517)           12,123         8,046

Net Loss                                                  (29,493,583)         (167,723)     (176,046)

Basic and Diluted Loss Per Share                                  N/A             (0.00)        (0.24)

Weighted Average Shares Outstanding, (1)
   Basic and Diluted                                              N/A         2,254,585       976,515


(1) Shares Adjusted for 1 for 50 reverse split as of April 12, 2002 and 1 for 20 reverse split as of March 3, 2003.

The accompanying notes are an integral part of these financial statements


                                         PARAFIN CORPORATION
                                     (formerly E.T. Corporation)
                                    (A Development Stage Company)
                                       STATEMENTS OF CASH FLOWS
                                               (Unaudited)



                                                       From Inception          Three months ended
                                                     (October 3, 1978)            December 31,
                                                     to December 31, 2002      2002          2001
Cash Flows from Operating
 Activities:
Net Loss for the Period                                  $(29,493,583)         $(167,723)    $(176,046)
Adjustments to Reconcile Net Loss to Cash Flow Used
In Operating Activities:
  Amortization                                              8,143,848                  0             0
  Depreciation                                                534,886                  0             0
  Increase (Decrease) in Accounts Payable                       4,726                  0         7,500
Net Cash Used In Operating Activities                     (20,810,123)          (167,723)     (168,546)

Cash Flows from Investing Activities:
  Acquisition of Fixed Assets                                (534,886)                 0             0
  Acquisition of other assets                              (8,143,848)                 0             0
Net Cash Used In Investing Activities                      (8,678,734)                 0             0

Cash Flows from Financing Activities:
  Proceeds from JRM Financial Services, Inc.                1,975,609            188,823       152,646
  Payments to JRM Financial Services, Inc.                 (1,430,000)                 0      (200,000)
  Issuance of Common Stock                                 28,975,348             11,000       215,900
Net Cash Provided By Financing Activities                  29,520,957            199,823       168,546

Increase in Cash                                               32,100             32,100             0

Cash, Beginning of Period                                           0                  0             0

Cash, End of Period                                            32,100             32,100             0



The accompanying notes are an integral part of these financial statements


                                      PARAFIN CORPORATION
                                  (formerly E.T. Corporation)
                                  (A Development Stage Company)
                                  NOTES TO FINANCIAL STATEMENTS
                                          (Unaudited)

NOTE 1 B BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S. Securities and Exchange Commission ("SEC") requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended September 30, 2002 financial statements of ParaFin Corporation (formerly known as E.T. Corporation) ("Registrant") included in the Form 10-KSB filed with the SEC by the Registrant.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

Due to related parties at December 31, 2002 consisted of the following:

Advances payable to an entity controlled by an officer
   and shareholder of the Registrant represent
   advances, secured with floating debenture and due on demand      $ 545,609

Total due to related parties                                        $ 545,609

NOTE 3 - CONTINUED EXISTENCE

As of December 31, 2002, the Company had an accumulated deficit of $29,493,583 and limited cash. As a result, substantial doubt exists about its ability to continue as a going concern. These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Operations to date have been primarily financed by equity transactions. The Company's future operations are dependent upon the identification and successful completion of additional equity financing, the continued support of creditors and shareholders, and, ultimately the achievement of profitable operations. There can be no assurances that the Company will be successful. If it is not, the Company will be required to reduce operations or liquidate assets. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

     The Registrant's previously acquired proprietary software for the Internet Meta Crawler, "eSearchB2B.com." was transferred into eSearchB2B.com Inc. The Registrant announced prior to the end of the 2002 fiscal year that the company intended to spin-off its eSearchB2B.com Inc. subsidiary. During the 2003 fiscal year, the Registrant issued shares of this corporation to the shareholders of record of the Registrant as of August 30, 2002 on the basis of one shares of BarterB2B Inc. (whose name was changed as of December 31, 2002 from eSearchB2B.com Inc.) for each share of the Registrant they owned.

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

Capital Expenditures.

     There were no capital expenditures during the quarter ended
December 31, 2002.

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

     The Registrant has incurred net losses: $2,757,538 for the fiscal year ended September 30, 2001, $801,671 for the fiscal year ended September 30, 2002, $167,723 for the three months ended December 31, 2002, and $29,493,583 for the period from inception (October 3, 1978) to December 31, 2002. At December 31, 2002, the Registrant had an accumulated deficit of $29,493,583. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

(l)Effects of Failure to Maintain Market Makers.

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

(b)Impairment of Long-Lived Assets

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

ITEM 5.  OTHER INFORMATION.

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

31.1    Rule 13a-14(a)/15d-14(a) Certification  of Sidney B. Fowlds
        (see below).

31.2    Rule 13a-14(a)/15d-14(a) Certification of Anthony V. Feimann
        (see below).

32      Section 1350 Certification of Sidney B. Fowlds and Anthony
        V. Feimann (see below).

                                 EX-31.1
   RULE 13a-14(a)/15d-14(a) CERTIFICATION OF SIDNEY B. FOWLDS

               RULE 13a-14(a)/15d-14(a) CERTIFICATION

I, Sidney B. Fowlds, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A (Amendment No. 2) of ParaFin Corporation (formerly known as E.T. Corporation);

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


Dated: February 3, 2005                By: /s/  Sidney B. Fowlds
                                       Sidney B. Fowlds, President

                                   EX-31.2
      RULE 13a-14(a)/15d-14(a) CERTIFICATION OF ANTHONY V. FEIMANN

                  RULE 13a-14(a)/15d-14(a) CERTIFICATION

I, Anthony V. Feimann, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A (Amendment No. 2) of ParaFin Corporation (formerly known as E.T. Corporation);

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


Dated: February 3, 2005                By: /s/  Anthony V. Feimann
                                       Anthony V. Feimann,
                                       Secretary/Treasurer

                                   EX-32
 SECTION 1350 CERTIFICATION OF SIDNEY B. FOWLDS AND ANTHONY V. FEIMANN

                         SECTION 1350 CERTIFICATION

In connection with the quarterly report of ParaFin Corporation (formerly known as E.T. Corporation) ("Company") on Form 10-QSB/A (Amendment No. 2) for the quarter ended December 31, 2002 as filed with the Securities and Exchange Commission ("Report"), the undersigned, in the capacities and on the dates indicated below, hereby certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) that to their knowledge:

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