Form 10QSB/A
period 2003-03-31
ParaFin CORP
filed 2005-02-22
CIK 311842

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

     As of March 31, 2003, the Registrant had 43,514,632 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No  X   .

     The Registrant, by this Form 10-QSB/A, amends the following: (a) Part
I, Item 1, Financial Statements, to correctly reflect the status of the Registrant as a development stage company and to expand certain disclosure under the Statements of Cash Flows; (b) Part I, Item 2,
Plan of Operation; (c) Part I, Item 3, Controls and Procedures, to clarify the correct title of the principal financial and accounting officer, and change certain language in the first sentence of the first paragraph; (d) Part II, Item 5, Other Information, to add a subsequent event; and (e) Part II, Item 6, Exhibits and Reports on
Form 8-K, to add new certifications at Exhibits 31 and 32. Besides these changes, no other changes have been made to the Form 10-QSB for the quarter ended March 31, 2003. In addition, the remaining information in this amended Form 10-QSB has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-QSB relates.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                PARAFIN CORPORATION
                            (formerly E.T. Corporation)
                           (A Development Stage Company)
                                   BALANCE SHEET
                                   MARCH 31, 2003
                                     (Unaudited)

                                        ASSETS

Current Assets:
  Cash                                                           $  38,178

   Total Assets                                                     38,178

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts Payable                                                   4,726

Long-Term Liabilities:
Debenture Payable, JRM Financial Services, Inc.                    243,842

Stockholders' Deficit:
Preferred Stock, Par Value of $0.001, 10,000,000 Shares
  Authorized, None Outstanding                                           0
Common Stock, Par Value of $0.001, 190,000,000 Shares Authorized,
  43,514,632 (1) Shares Issued and Outstanding                   4,863,904
  Additional Paid-In Capital                                    24,627,619
Deficit Accumulated During Development Stage                   (29,701,913)

Stockholders' Deficit                                             (210,390)

Total Liabilities and Stockholders' Deficit                         38,178

(1) Shares adjusted for a reverse stock split, 1 for 20 as of March 3, 2003.


The accompanying notes are an integral part of these financial statements


                                PARAFIN CORPORATION
                            (formerly E.T. Corporation)
                           (A Development Stage Company)
                             STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                          From Inception      Three Months Ended       Six Months Ended
                                         (October 3, 1978)    March 31,  March 31,     March 31, March 31,
                                         to March 31, 2003    2002           2003      2002          2003
Revenues:                                $       0            $      0       $     0   $     0      $    0

Expenses:
Professional Fees                          123,250                   0        26,500     7,500      26,500
Auto Expenses                              294,000               3,000         3,000     6,000       6,000
Consulting and Management Fees          14,556,157             142,500        91,175   233,400     177,175
Rent Expense                             1,321,200              12,600        12,600    25,200      25,200
Telephone Expenses                         882,000               9,000         9,000    18,000      18,000
Travel and Promotions                    2,250,000              45,000        45,000    90,000      90,000
Transfer and Filing Fees                   111,600                   0         5,600         0       5,600
Amortization                             8,143,848                   0             0         0           0
Depreciation                               534,886                   0             0         0           0
Total General and Administrative
 Expenses                               28,216,941             212,100       192,875   380,100     348,475

Other Income and (Expenses):
Interest Expense                         1,566,979               4,827        15,455    12,873      27,578
Forgiveness of Debt                        (82,007)                  0             0         0           0
Total Other (Income) and Expenses       (1,484,972)              4,827        15,455    12,873      27,578

Net Loss                               (29,701,913)           (216,927)     (208,330) (392,973)   (376,053)

Basic and Diluted Loss Per Share               N/A               (4.17)        (0.10)    (7.80)      (0.18)

Weighted Average Shares Outstanding,                          (1)            (1)        (1)           (1)
   Basic and Diluted                           N/A              51,941     2,019,066    50,385 2,137,676



(1) Shares Adjusted for 1 for 50 reverse split as of April 12, 2002 and a 1 for 20 reverse stock split as of March 3, 2003.

The accompanying notes are an integral part of these financial statements


                                     PARAFIN CORPORATION
                                 (formerly E.T. Corporation)
                                (A Development Stage Company)
                                  STATEMENTS OF CASH FLOWS
                                       (Unaudited)


                                                    From Inception             For The Six Months
                                                   (October 3, 1978)             Ended March 31,
                                                   to March 31, 2003          2002          2003
Cash Flows from Operating Activities:
Net Loss for the Period                            $(29,701,913)              $(392,973)    $(376,053)
 Adjustments to Reconcile Net
 Loss to Net Cash Used In Operating Activities:
  Amortization                                        8,143,848                       0             0
  Depreciation                                          534,886                       0             0
  Increase (Decrease) in Accounts Payable                 4,726                   7,500             0
Net Cash Used In Operating Activities               (21,018,453)               (385,473)     (376,053)

Cash Flows from Investing Activities:
 Acquisition of Fixed Assets                           (534,886)                      0             0
 Acquisition of Other Assets                         (8,143,848)                      0             0
Net Cash Used In
  Investing Activities                               (8,678,734)                      0             0

Cash Flows from Financing Activities:
  Proceeds from JRM Financial Services, Inc.          2,183,939                 392,973       397,153
  Payments to JRM Financial Services, Inc.           (1,940,097)               (290,900)     (510,097)
Issuance of Common Stock                             29,491,523                 283,400       527,175
Net Cash Provided By Financing Activities            29,735,365                 385,473       414,231

Increase in Cash                                         38,178                       0        38,178

Cash, Beginning of Period                                     0                       0             0

Cash, End of Period                                      38,178                       0        38,178



The accompanying notes are an integral part of these financial statements


                                       PARAFIN CORPORATION
                                   (formerly E.T. Corporation)
                                  NOTES TO FINANCIAL STATEMENTS
                                          (Unaudited)

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

NOTE 2 - RELATED PARTY TRANSACTION

Due to related parties at March 31, 2003 consist of the following:

Advances payable to an entity controlled by an
   officer and shareholder of the Registrant represent
   advances, secured with floating debenture and due on demand        $243,842

Total due to related parties                                          $243,842

NOTE 3 - CONTINUED EXISTENCE

As of March 31, 2003, the Company had an accumulated deficit of $29,701,913 and limited cash. As a result, substantial doubt exists about its ability to continue as a going concern. These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Operations to date have been primarily financed by equity transactions. The Company's future operations are dependent upon the identification and successful completion of additional equity financing, the continued support of creditors and shareholders, and, ultimately the achievement of profitable operations. There can be no assurances that the Company will be successful. If it is not, the Company will be required to reduce operations or liquidate assets. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Capital Expenditures.

     There were no capital expenditures during the quarter ended March
31, 2003.

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

     The Registrant has incurred net losses: $2,757,538 for the fiscal year ended September 30, 2001, $801,671 for the fiscal year ended September 30, 2002, $376,053 for the six months ended March 31, 2003, and $29,701,913 for the period from inception (October 3, 1978) to March 31, 2003. At March 31, 2003, the Registrant had an accumulated deficit of $29,701,913. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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


Dated: February 3, 2005                By: /s/  Anthony V. Feimann
                                       Anthony V. Feimann,
                                       Secretary/Treasurer

                                EX-32
SECTION 1350 CERTIFICATION OF SIDNEY B. FOWLDS AND ANTHONY V. FEIMANN

                     SECTION 1350 CERTIFICATION

In connection with the quarterly report of ParaFin Corporation (formerly known as E.T. Corporation) ("Company") on Form 10-QSB/A for the quarter ended March 31, 2003 as filed with the Securities and Exchange Commission ("Report"), the undersigned, in the capacities and on the dates indicated below, hereby certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) that to their knowledge:

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