Form 10QSB/A
period 2003-06-30
ParaFin CORP
filed 2005-02-22
CIK 311842

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

     As of June 30, 2003, the Registrant had 43,514,632 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes   No  X .

     The Registrant, by this Form 10-QSB/A, amends the following: (a) Part
I, Item 1, Financial Statements, to correctly reflect the status of the Registrant as a development stage company and to expand certain disclosure under the Statements of Cash Flows; (b) Part I, Item 2,
Plan of Operation; (c) Part I, Item 3, Controls and Procedures, to clarify the correct title of the principal financial and accounting officer, and change certain language in the first sentence of the first paragraph; (d) Part II, Item 5, Other Information, to add a subsequent event; and (e) Part II, Item 6, Exhibits and Reports on
Form 8-K, to add new certifications at Exhibits 31 and 32. Besides these changes, no other changes have been made to the Form 10-QSB for the quarter ended June 30, 2003. In addition, the remaining information in this amended Form 10-QSB has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-QSB relates.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                               PARAFIN CORPORATION
                           (formerly E.T. Corporation)
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  JUNE 30, 2003
                                   (Unaudited)

                                      ASSETS

Current Assets:
  Cash                                                               $  31,114

   Total Assets                                                         31,114

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts Payable                                                           0

Long Term Liabilities:
  Debenture Payable, JRM Financial Services, Inc.                      397,926

Stockholders' Deficit:
  Preferred Stock, Par Value
     of $0.001, 10,000,000 Shares
     Authorized, None Outstanding                                            0
  Common Stock, Par Value of $0.001,
   190,000,000 Shares Authorized,
    43,514,632 (1) Shares Issued and Outstanding                     4,863,904
  Additional Paid-In Capital                                        24,627,619
Deficit Accumulated During Development Stage                       (29,858,335)

Stockholders' Deficit                                                 (366,812)

  Total Liabilities and Stockholders' Deficit                           31,114

(1) Shares adjusted for a reverse stock split, 1 for 20 as of March 3, 2003.

The accompanying notes are an integral part of these financial statements


                                  PARAFIN CORPORATION
                               (formerly E.T. Corporation)
                              (A Development Stage Company)
                                STATEMENTS OF OPERATIONS
                                      (Unaudited)


                                        From Inception      Three Months Ended        Nine Months Ended
                                       (October 3, 1978)    June 30,   June 30,       June 30,  June 30,
                                       to June 30, 2003     2002          2003        2002        2003
Revenues:                               $          0        $      0      $      0    $      0    $       0
Expenses:
 Professional Fees                           125,588               0         2,338       7,500       28,838
 Auto Expenses                               297,000           3,000         3,000       9,000        9,000
 Consulting and Management Fees           14,631,157         140,000        75,000     373,400      252,175
 Rent Expense                              1,333,800          12,600        12,600      37,800       37,800
 Telephone Expenses                          891,000           9,000         9,000      27,000       27,000
 Travel and Promotions                     2,295,000          45,000        45,000     135,000      135,000
 Transfer and Filing Fees                    111,600               0             0           0        5,600
 Amortization                              8,143,848               0             0           0            0
 Depreciation                                534,886               0             0           0            0
Total General and Administrative Expenses 28,363,879         209,600       146,938     589,700      495,413

Other Income and (Expenses):
 Interest Expense                          1,576,463           5,518         9,484      18,391       37,062
 Forgiveness of Debt                         (82,007)              0             0           0            0
Total Other (Income) and Expenses         (1,494,456)          5,518         9,484      18,391       37,062

Net Loss                                 (29,858,335)       (215,118)     (156,422)   (608,091)   (532,475)

Basic and Diluted Loss Per Share                 N/A           (0.15)        (0.00)      (1.16)      (0.24)

Weighted Average Shares Outstanding,                         (1)           (1)          (1)         (1)
 Basic and Diluted                               N/A       1,468,165     43,514,223    522,797   2,149,787


(1) Shares Adjusted for 1 for 50 reverse split as of April 12, 2002 and a reverse stock split, 1 for 20 as of March 3, 2003.


The accompanying notes are an integral part of these financial statements


                                      PARAFIN CORPORATION
                                  (formerly E.T. Corporation)
                                  (A Development Stage Company)
                                    STATEMENTS OF CASH FLOWS
                                        (Unaudited)


                                                         From Inception         For the Three Months
                                                       (October 3, 1978)            Ended June 30,
                                                        To June 30, 2003        2002            2003
Cash Flows from Operating Activities:
Net Loss for the Period                                  $(29,858,335)          $(608,091)      $(532,475)
 Adjustments to Reconcile Net
 Loss to Net Cash Used In Operating Activities:
  Amortization                                              8,143,848                   0               0
  Depreciation                                                534,886                   0               0
  Increase (Decrease) In Accounts Payable                           0               7,500          (4,726)
Net Cash Used In Operating Activities                     (21,179,601)           (600,591)       (537,201)

Cash Flows from Investing Activities:
  Acquisition of Fixed Assets                                (534,886)                  0               0
  Acquisition of other Assets                              (8,143,848)                  0               0
Net Cash Used In Investing Activities                      (8,678,734)                  0               0

Cash Flows from Financing Activities:
  Proceeds from JRM Financial Services, Inc.                2,338,023             543,091         551,237
  Payments to JRM Financial Services, Inc.                 (1,940,097)           (570,900)       (510,097)
  Issuance of Common Stock                                 29,491,523             628,400         527,175
Net Cash Provided By Financing Activities                  29,889,449             600,591         568,315

Increase in Cash                                               31,114                   0          31,114

Cash, Beginning of Period                                           0                   0               0

Cash, End of Period                                            31,114                   0          31,114



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

NOTE 3 - CONTINUED EXISTENCE

As of June 30, 2003, the Company had an accumulated deficit of $29,858,335 and limited cash. As a result, substantial doubt exists about its ability to continue as a going concern. These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Operations to date have been primarily financed by equity transactions. The Company's future operations are dependent upon the identification and successful completion of additional equity financing, the continued support of creditors and shareholders, and, ultimately the achievement of profitable operations. There can be no assurances that the Company will be successful. If it is not, the Company will be required to reduce operations or liquidate assets. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Capital Expenditures.

     There were no capital expenditures during the quarter ended June
30, 2003.

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

     The Registrant has incurred net losses: $2,757,538 for the fiscal year ended September 30, 2001, $801,671 for the fiscal year ended September 30, 2002, $532,475 for the nine months ended June 30, 2003, and $29,858,335 for the period from inception (October 3, 1978) to June 30, 2003. At June 30, 2003, the Registrant had an accumulated deficit of $29,858,335. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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


Dated: February 3, 2005                By: /s/  Anthony V. Feimann
                                       Anthony V. Feimann,
                                       Secretary/Treasurer

                              EX-32
SECTION 1350 CERTIFICATION OF SIDNEY B. FOWLDS AND ANTHONY V. FEIMANN

                     SECTION 1350 CERTIFICATION

In connection with the quarterly report of ParaFin Corporation (formerly known as E.T. Corporation) ("Company") on Form 10-QSB/A for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission ("Report"), the undersigned, in the capacities and on the dates indicated below, hereby certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) that to their knowledge:

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