Form 10KSB/A
period 2003-09-30
ParaFin CORP
filed 2005-02-22
CIK 311842

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-KSB/A
                                   (Amendment No. 2)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

     The Registrant's revenues for the fiscal year ended September 30, 2003 were zero. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 1, 2003:
$2,316,878. As of December 1, 2003, the Registrant had 43,514,632 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No  X .

     The Registrant, by this Form 10-KSB/A, amends the following: (a) Item 13, Controls and Procedures, to change the language in the first sentence of the first paragraph; and (b) Item 14, Exhibits and Reports on Form 8-K, to add new certifications at Exhibits 31 and 32. Besides these changes, no other changes have been made to the Form 10-KSB for the fiscal year ended September 30, 2003. In addition, the remaining information in this amended Form 10-KSB has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-KSB relates.

PART III.

ITEM 13.  CONTROLS AND PROCEDURES.

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


         Signature                    Title                        Date

/s/  Sidney B. Fowlds       President/Chairman of the Board    February 3, 2005
Sidney B. Fowlds

/s/  John Johnston          Vice President/Director            February 3, 2005
John Johnston

/s/  Robert M. Miller       Director                           February 3, 2005
Robert M. Miller

/s/  Anthony V. Feimann     Secretary/Treasurer                February 3, 2005
Anthony V. Feimann          (principal financial and
                            accounting officer)

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

23      Consent of Independent Certified Public Accountant
        (incorporated by reference to Exhibit 23 of the Form 10-
        KSB/A filed on November 9, 2004).

31.1    Rule 13a-14(a)/15d-14(a) Certification of Sidney B. Fowlds
        (filed herewith).

31.2 Rule 13a-14(a)/15d-14(a) Certification of Anthony V. Feimann (filed herewith).

32      Section 1350 Certification of Sidney B. Fowlds and Anthony
        V. Feimann (filed herewith).

                                EX-31.1
            RULE 13a-14(a)/15d-14(a) CERTIFICATION

               RULE 13a-14(a)/15d-14(a) CERTIFICATION

I, Sidney B. Fowlds, certify that:

1. I have reviewed this annual report on Form 10-KSB/A (Amendment No. 2) of ParaFin Corporation (formerly known as E.T. Corporation);

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


Dated: February 3, 2005                By: /s/  Sidney B. Fowlds
                                       Sidney B. Fowlds, President

                               EX-31.2
           RULE 13a-14(a)/15d-14(a) CERTIFICATION

               RULE 13a-14(a)/15d-14(a) CERTIFICATION

I, Anthony V. Feimann, certify that:

1. I have reviewed this annual report on Form 10-KSB/A (Amendment No. 2) of ParaFin Corporation (formerly known as E.T. Corporation);

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


Dated: February 3, 2005                By: /s/  Anthony V. Feimann
                                       Anthony V. Feimann,
                                       Secretary/Treasurer

                                   EX-32
                        SECTION 1350 CERTIFICATION

                        SECTION 1350 CERTIFICATION

     In connection with the annual report of ParaFin Corporation (formerly known as E.T. Corporation) ("Company") on Form 10-KSB/A (Amendment No. 2) for the fiscal year ended September 30, 2003 as filed with the Securities and Exchange Commission ("Report"), the undersigned, in the capacities and on the dates indicated below, hereby certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) that to their knowledge:

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