Form 10QSB/A
period 2003-12-31
ParaFin CORP
filed 2005-03-11
CIK 311842

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

     The Registrant, by this Form 10-QSB/A, amends the following: (a) Part I, Item 1, Financial Statements, to expand certain disclosure under the Statements of Cash Flows and in the Notes to Financial Statements;
(b) Part I, Item 3, Controls and Procedures, to change the language in the first sentence of the first paragraph; and (c) Part II, Item 6, Exhibits and Reports on Form 8-K, to add new certifications at Exhibits 31 and 32. Besides these changes, no other changes have been made to the Form 10-QSB for the quarter ended December 31, 2003. In addition, the remaining information in this amended Form 10-QSB has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-QSB relates.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                PARAFIN CORPORATION
                             (formerly E.T. CORPORATION)
                            (A Development Stage Company)
                                   BALANCE SHEET
                                 DECEMBER 31, 2003
                                     (Unaudited)

                                        ASSETS

CURRENT ASSETS:
  Cash                                                               $      -

   Total Assets                                                             -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

CURRENT LIABILITIES:
  Accounts Payable                                                          -

LONG-TERM LIABILITIES:
  Debenture Payable, JRM Financial Services, Inc.                     732,061

STOCKHOLDERS' EQUITY: (DEFICIT)
  Common stock, par value of $0.001, 190,000,000 shares
   authorized 43,514,632 shares Issued and outstanding              4,863,904

Preferred stock - 10,000,000
Authorized, none issued                                                     -

Additional Paid-in-Capital                                         24,627,619
Accumulated (Deficit)                                             (30,223,584)
Stockholders' Equity (Deficit)                                       (732,061)
  Total Liabilities and Stockholders' Equity (Deficit)                      -

The accompanying notes are an integral part of the financial statements


                                PARAFIN CORPORATION
                             (formerly E.T. CORPORATION)
                             (A Development Stage Company)
                               STATEMENTS OF OPERATIONS
                                    (Unaudited)



                                                             From Inception        Three months ended
                                                           (October 3, 1978) to        December 31,
                                                            December 31, 2003      2002           2003
REVENUES:                                                   $        -             $      -       $      -

EXPENSES:
Professional Fees                                              158,338                    -          6,000
Auto Expenses                                                  303,000                3,000          3,000
Consulting and Management Fees                              14,781,157               86,000         75,000
Rent Expense                                                 1,359,000               12,600         12,600
Telephone Expenses                                             914,000                9,000          9,000
Travel and Promotions                                        2,385,000               45,000         45,000
Transfer and Filing Fees                                       116,716                    -          1,400
Amortization                                                 8,143,848                    -              -
Depreciation                                                   534,886                    -              -
Total General and Administrative Expenses                   28,695,945              155,600        152,000

Net (Loss) Before other Income (Expenses)                  (28,695,945)            (155,600)      (152,000)

OTHER (INCOME) AND EXPENSES:
Interest Expense                                             1,609,646               12,123         19,076
Forgiveness of Debt                                            (82,007)                   -              -
   Total Other (Income) and Expenses                        (1,527,637)              12,123         19,076

NET INCOME (LOSS)                                          (30,223,584)            (167,723)      (171,076)

Basic Diluted Earnings (loss) per share                            N/A                (0.07)         (0.00)

Weighted Average shares Outstanding,                                     (1)
   Basic and Diluted                                               N/A            2,254,585      43,514,632



(1) Shares Adjusted for 1 for 50 reverse split as of April 12, 2002 and 1 for 20 reverse split as of March 3, 2003.

The accompanying notes are an integral part of these financial statements


                                       PARAFIN CORPORATION
                                   (formerly E.T. CORPORATION)
                                   (A Development Stage Company)
                                      STATEMENTS OF CASH FLOWS
                                            (Unaudited)



                                                             From Inception        Three months ended
                                                           (October 3, 1978) to        December 31,
                                                            December 31, 2003      2002           2003
CASH FLOWS USED BY OPERATING ACTIVITIES:
Net Loss for the Period                                     $(30,223,584)          $(167,723)    $(171,076)
  Adjustments to Reconcile Net Loss to Net Cash Used by
  Operating Activities:
   Amortization                                                8,143,848                   -             -
   Depreciation                                                  534,886                   -             -
   Increase (Decrease) In Accounts Payable                             -                   -        (3,216)
Net Cash Used By Operations                                  (21,544,850)           (167,723)     (174,292)

CASH FLOWS USED BY INVESTING ACTIVITIES:
Acquisition of Fixed Assets                                     (534,886)                  -             -
Acquisition of other Assets                                   (8,143,848)                  -             -
Net Cash Used By Investing Activities                         (8,678,734)                  -             -

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from JRM Financial Services, Inc.                     2,662,061             188,983       174,292
Payments to JRM Financial Services, Inc.                      (1,930,000)                  -             -
Issuance of Common Stock                                      29,491,523              11,000             -
Net Cash from Financing Activities                            30,223,584             199,823       174,292

INCREASE IN CASH                                                       -              32,100             -

CASH, BEGINNING OF PERIOD                                              -                   -             -

CASH, END OF PERIOD                                                    -              32,100             -



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

NOTE 2 - RELATED PARTY TRANSACTIONS

Due to a related party at December 31, 2003 consisted of the following:

Advances payable to an entity controlled by an
officer and shareholder of the Company represent advances,
secured with a floating debenture and due on demand                  $732,061

Total due to a related party                                         $732,061

NOTE 3 - GOING CONCERN

These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. As of December 31, 2003, the Company reported a stockholder's deficit of $732,061 and an accumulated deficit of $30,223,584, and had no cash. As a result, substantial doubt exists about its ability to continue as a going concern. Operations to date have been primarily financed by equity transactions. The Company's future operations are dependent upon the identification and successful completion of additional equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that the Company will be successful. If it is not, the Company will be required to reduce operations or liquidate assets. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

                                       ParaFin Corporation


Dated: February 28, 2005               By: /s/ Sidney B. Fowlds
                                       Sidney B. Fowlds, President


Dated: February 28, 2005               By: /s/ Anthony V. Feimann
                                       Anthony V. Feimann,
                                       Secretary/Treasurer

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


Dated: February 28, 2005               By: /s/  Sidney B. Fowlds
                                       Sidney B. Fowlds, President

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


Dated: February 28, 2005               By: /s/  Anthony V. Feimann
                                       Anthony V. Feimann,
                                       Secretary/Treasurer

                                   EX-32

                       SECTION 1350 CERTIFICATION


In connection with the quarterly report of ParaFin Corporation (formerly known as E.T. Corporation) ("Company") on Form 10-QSB/A (Amendment No. 2) for the quarter ended December 31, 2003 as filed with the Securities and Exchange Commission ("Report"), the undersigned, in the capacities and on the dates indicated below, hereby certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) that to their knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: February 28, 2005               /s/  Sidney B. Fowlds
                                       Sidney B. Fowlds, President


Dated: February 28, 2005               /s/  Anthony V. Feimann
                                       Anthony V. Feimann,
                                       Secretary/Treasurer