Form 10QSB/A
period 2004-03-31
ParaFin CORP
filed 2005-03-11
CIK 311842

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


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                              PARAFIN CORPORATION
                          (formerly E.T. CORPORATION)
                         (A Development Stage Company)
                                 BALANCE SHEET
                                 MARCH 31, 2004
                                  (Unaudited)

                                      ASSETS

Current Assets:
  Cash                                                          $         -

   Total Assets                                                           -

                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts Payable                                                    2,751

Long-Term Liabilities:
  Debenture Payable, JRM Financial Services, Inc.                   902,821

Stockholders' Deficit:
  Preferred Stock, Par Value
     of $0.001; 10,000,000 Shares
     Authorized, None Outstanding                                         -
  Common Stock, Par Value of $0.001;
    190,000,000 Shares Authorized 43,514,632 Shares
    Issued and Outstanding                                        4,863,904
  Additional Paid-In Capital                                     24,627,619
  Accumulated Deficit                                           (30,397,095)
  Stockholders' Deficit                                            (905,572)

   Total Liabilities and Stockholders' Deficit                            -

The accompanying notes are an integral part of these financial statements


                              PARAFIN CORPORATION
                          (formerly E.T. CORPORATION)
                          (A Development Stage Company)
                           STATEMENTS OF OPERATIOINS
                                  (Unaudited)


                                          From Inception     Three Months Ended      Six Months Ended
                                         (October 3, 1978)   March 31,  March 31,    March 31, March 31,
                                          to March 31, 2004    2004       2003        2004       2003
Revenues:                                 $         -        $      -   $      -    $      -   $       -

Expenses:
Professional Fees                             160,338           2,000     26,500       8,000     26,500
Auto Expenses                                 306,000           3,000      3,000       6,000      6,000
Consulting and Management Fees             14,856,157          75,000     91,175     150,000    177,175
Rent Expense                                1,371,600          12,600     12,600      25,200     25,200
Telephone Expenses                            923,000           9,000      9,000      18,000     18,000
Travel and Promotions                       2,430,000          45,000     45,000      90,000     90,000
Transfer and Filing Fees                      119,467           2,751      5,600       4,151      5,600
Amortization                                8,143,848               -          -           -          -
Depreciation                                  534,886               -          -           -          -
Total General and Administrative Expenses  28,845,296         149,351    192,875     301,351    348,475

Other Income and (Expenses):
Interest Expense                            1,633,806          24,160     15,455      43,236     27,578
Forgiveness of Debt                           (82,007)              -          -           -          -
Total Other (Income) and Expenses           1,551,799          24,160     15,455      43,236     27,578

Net Loss                                  (30,397,095)       (173,511)  (208,330)   (344,587)  (376,053)

Basic Diluted Loss Per Share                      N/A           (0.00)     (0.10)      (0.01)     (0.18)

Weighted Average Shares Outstanding,                               (1)                   (1)
   Basic and Diluted                              N/A      43,514,632   2,019,066 43,514,632  2,137,676


(1) Shares Adjusted a 1 for 20 reverse stock split as of March 3, 2003.

The accompanying notes are an integral part of the financial statements


                                      PARAFIN CORPORATION
                                  (formerly E.T. CORPORATION)
                                 (A Development Stage Company)
                                   STATEMENTS OF CASH FLOWS
                                          (Unaudited)


                                                               From Inception         For the Six Months
                                                              (October 3, 1978)         Ended March 31,
                                                              to March 31, 2004       2004          2003
Cash Flows From Operating Activities:
Net Loss for the Period                                           $(30,397,095)      $(344,587)  $(376,053)
 Adjustments to Reconcile Net
 Loss to Net Cash Used In
 Operating Activities:
Amortization                                                         8,143,848              -            -
Depreciation                                                           534,886              -            -
Increase (Decrease) In Accounts Payable                                  2,751           (465)           -
Net Cash Used In Operating Activities                              (21,715,610)      (345,052)    (376,053)

Cash Flows From Investing Activities:
Acquisition of Fixed Assets                                           (534,886)             -            -
Acquisition of Other Assets                                         (8,143,848)             -            -
Net Cash Used In Investing Activities                               (8,678,734)             -            -

Cash Flows From Financing Activities:
Proceeds from JRM Financial Services, Inc.                           2,832,821        345,052      397,153
Payments to JRM Financial Services, Inc.                            (1,930,000)             -     (510,097)
Issuance of Common Stock                                            29,491,523              -      527,175
Net Cash Provided By Financing Activities                           30,394,344        345,052      414,231

INCREASE IN CASH                                                             -              -       38,178

CASH, BEGINNING OF PERIOD                                                    -              -            -

CASH, END OF PERIOD                                                          -              -       38,178


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

NOTE 2 B RELATED PARTY

Due to a related party at March 31, 2004 consisted of the following:

Advances payable to an entity controlled by an
   officer and shareholder of the Company represent
   advances, secured with a floating debenture and due on demand      $902,821

Total due to a related party                                          $902,821

NOTE 3 B CONTINUED EXISTENCE

These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. As of March 31, 2004, the Company reported a stockholder's deficit of $905,572 and an accumulated deficit of $30,397,095, and had no cash. As a result, substantial doubt exists about its ability to continue as a going concern. Operations to date have been primarily financed by equity transactions. The Company's future operations are dependent upon the identification and successful completion of additional equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that the Company will be successful. If it is not, the Company will be required to reduce operations or liquidate assets.
The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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


Dated: February 28, 2005               By: /s/  Anthony V. Feimann
                                       Anthony V. Feimann,
                                       Secretary/Treasurer

                                  EX-32
                     SECTION 1350 CERTIFICATION


In connection with the quarterly report of ParaFin Corporation (formerly known as E.T. Corporation) ("Company") on Form 10-QSB/A (Amendment No. 2) for the quarter ended March 31, 2004 as filed with the Securities and Exchange Commission ("Report"), the undersigned, in the capacities and on the dates indicated below, hereby certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
Section 1350) that to their knowledge:

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