Form 10QSB/A
period 2004-06-30
ParaFin CORP
filed 2005-03-11
CIK 311842

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                              PARAFIN CORPORATION
                         (formerly E.T. CORPORATION)
                        (A Development Stage Company)
                               BALANCE SHEET
                               JUNE 30, 2004
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

The accompanying notes are an integral part of these financial statements


                              PARAFIN CORPORATION
                         (formerly E.T. CORPORATION)
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                             From Inception      Three Months Ended      Nine Months Ended
                                           (October 3, 1978)     June 30,   June 30,     June 30,  June 30,
                                            to June 30, 2004       2004       2003         2004      2003
REVENUES:                                    $          -        $       -  $      -     $      -  $      -

EXPENSES:
Professional Fees                                 185,338           25,000      2,338      33,000    28,838
Auto Expenses                                     309,000            3,000      3,000       9,000     9,000
Consulting and Management Fees                 14,931,157           75,000     75,000     225,000   252,175
Rent Expense                                    1,384,200           12,600     12,600      37,800    37,800
Telephone Expenses                                932,000            9,000      9,000      27,000    27,000
Travel and Promotions                           2,475,000           45,000     45,000     135,000   135,000
Transfer and Filing Fees                          122,497            3,030          -       7,181     5,600
Amortization                                    8,143,848                -          -           -         -
Depreciation                                      534,886                -          -           -         -
Total General and Administrative Expenses      29,017,926          172,630    146,938     473,981   495,413

OTHER INCOME AND (EXPENSES):
Interest Expense                                1,663,502           29,696      9,484      72,932    37,062
Forgiveness of Debt                               (82,007)               -          -           -         -
Total Other (Income) And Expenses               1,581,495           29,696      9,484      72,932    37,062

NET INCOME (LOSS)                             (30,599,421)        (202,326)  (156,422)  (546,913) (532,475)

Basic Diluted Earnings (loss) per share               N/A            (0.00)     (0.00)     (0.01)    (0.24)

Weighted Average shares Outstanding,                   (1)              (1)        (1)        (1)
   Basic and Diluted                                  N/A        43,514,632 43,514,223 43,514,632 2,149,787


 (1) Shares Adjusted for a reverse stock split, 1 for 20, as of March 3, 2003.

The accompanying notes are an integral part of the financial statements


                                       PARAFIN CORPORATION
                                   (formerly E.T. CORPORATION)
                                  (A Development Stage Company)
                                   STATEMENTS OF CASH FLOWS
                                          (Unaudited)


                                                         From Inception            For the Nine Months
                                                        (October 3, 1978)             Ended June 30,
                                                         to June 30, 2004          2004           2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) for the period                                   $(30,599,421)         $(546,913)    $(532,475)
 Adjustments to reconcile Net Loss to net cash used by
 Operating Activities
Amortization                                                   8,143,848                  -             -
Depreciation                                                     534,886                  -             -
Increase (Decrease) In Accounts Payable                            1,281             (1,935)       (4,726)
Net Cash Used in Operations                                  (21,919,406)          (548,848)     (537,201)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Fixed Assets                                     (534,886)                 -             -
Acquisition of other Assets                                   (8,143,848)                 -             -
  Net Cash Used in Financing Activities                       (8,678,734)                 -             -

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from JRM Financial Services, Inc.                     3,036,617            548,848       551,237
Payments to JRM Financial Services, Inc.                      (1,930,000)                 -      (510,097)
Issuance of Common Stock                                      29,491,523                  -       527,175
Net Cash Provided by Financing Activities                     30,598,140            548,848       568,315

INCREASE IN CASH                                                       -                  -        31,114

CASH, BEGINNING OF PERIOD                                              -                  -             -

CASH, END OF PERIOD                                                    -                  -      $ 31,114


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

NOTE 2 - RELATED PARTY TRANSACTIONS

Due to a related party at June 30, 2004 consisted of the following:

Advances payable to an entity controlled by an
   officer and shareholder of the Company represent
   advances, secured with a floating debenture and due on demand     $1,106,617

Total due to a related party                                         $1,106,617

NOTE 3 - GOING CONCERN

These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. As of June 30, 2004, the Company reported a stockholder's deficit of $1,107,898 and an accumulated deficit of $30,599,421, and had no cash. As a result, substantial doubt exists about its ability to continue as a going concern. Operations to date have been primarily financed by equity transactions. The Company's future operations are dependent upon the identification and successful completion of additional equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that the Company will be successful. If it is not, the Company will be required to reduce operations or liquidate assets.
The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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


Dated: February 28, 2005               By: /s/  Anthony V. Feimann
                                       Anthony V. Feimann,
                                       Secretary/Treasurer

                                  EX-32

                      SECTION 1350 CERTIFICATION


In connection with the quarterly report of ParaFin Corporation (formerly known as E.T. Corporation) ("Company") on Form 10-QSB/A (Amendment No. 2) for the quarter ended June 30, 2004 as filed with the Securities and Exchange Commission ("Report"), the undersigned, in the capacities and on the dates indicated below, hereby certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
Section 1350) that to their knowledge:

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