Form 10QSB
period 2005-03-31
ParaFin CORP
filed 2005-05-16
CIK 311842

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                            COMMISSION FILE NUMBER: 0-9071

                                 PARAFIN CORPORATION
               (Exact Name of Company as Specified in Its Charter)

                Nevada                                         74-2026624
(State or Other Jurisdiction of Incorporation              (I.R.S. Employer
             or Organization)                              Identification No.)

27127 Calle Arroyo, Suite 1923, San Juan Capistrano, California      92675
           (Address of Principal Executive Offices)                (Zip Code)

                                    (877) 631-3131
                               (Company's Telephone Number)

                                      E.T. Corporation
       (Former Name, Former Address, and Former Fiscal Year, if Changed Since
                                         Last Report)

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes    X      No         .

     As of March 31, 2005, the Company had 43,370,293 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes   No  X .


                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                            PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              REVIEW REPORT OF INDEPENDENT REGISTERED
              PUBLIC ACCOUNTING FIRM                                         3

              BALANCE SHEET AS OF MARCH 31, 2005                             4

              STATEMENTS OF OPERATIONS FOR THE THREE
              AND SIX MONTHS ENDED MARCH 31, 2004 AND
              MARCH 31, 2005, AND FOR THE PERIOD FROM
              INCEPTION (OCTOBER 3, 1978) TO MARCH 31, 2005                  5

              STATEMENTS OF CASH FLOWS FOR THE SIX
              MONTHS ENDED MARCH 31, 2004 AND
              MARCH 31, 2005, AND FOR THE PERIOD FROM
              INCEPTION (OCTOBER 3, 1978) TO MARCH 31, 2005                  7

              NOTES TO FINANCIAL STATEMENTS                                  8

     ITEM 2.  PLAN OF OPERATION                                             10

     ITEM 3.  CONTROLS AND PROCEDURES                                       19

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                             20

     ITEM 2.  UNREGISTERED SALES OF EQUITY
              SECURITIES AND USE OF PROCEEDS                                20

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               20

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           20

     ITEM 5.  OTHER INFORMATION                                             21

     ITEM 6.  EXHIBITS                                                      21

SIGNATURES                                                                  21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                               George Brenner, CPA
                            A Professional Corporation
                        10680 W. PICO BOULEVARD, SUITE 260
                         LOS ANGELES, CALIFORNIA 90064
                         310/202-6445 - Fax 310/202-6494

         REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ParaFin Corporation (A Development Stage Company), formerly E.T. Corporation

I have reviewed the accompanying balance sheet of ParaFin Corporation (A Development Stage Company), formerly E.T. Corporation, as of March 31, 2005, and the related statements of operations for the three and six months ended March 31, 2005 and 2004, and cash flows for the six months ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company's management.

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


/s/  George Brenner, CPA
George Brenner, CPA
Los Angeles, California
April 25, 2005


                              PARAFIN CORPORATION
                          (formerly E.T. CORPORATION)
                         (A Development Stage Company)
                                BALANCE SHEET
                                MARCH 31, 2005
                                 (Unaudited)

                                    ASSETS

CURRENT ASSETS:
Cash                                                         $        --

  Total Assets                                                        --

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable                                                      --

Long-Term Liabilities:
Debenture Payable, JRM Financial Services, Inc.                  222,773

Stockholders' (Deficit)
Preferred Stock, par value
of $0.001, 10,000,000 shares
authorized, none outstanding                                          --

Common stock, par value of $0.001,
190,000,000 shares authorized 43,370,293 shares
issued and outstanding                                            43,370

Additional Paid-in-Capital                                    30,868,153
Accumulated (Deficit)                                        (31,134,296)

Stockholders'(Deficit)                                          (222,773)

Total Liabilities and Stockholders' (Deficit)                         --

The accompanying notes are an integral part of these financial statements


                            PARAFIN CORPORATION
                         (formerly E.T. CORPORATION)
                        (A Development Stage Company)
                          STATEMENTS OF OPERATIONS
                                (Unaudited)



                                    From Inception     Three Months Ended     Six Months Ended
                                   (October 3, 1978)   March 31   March 31    March 31  March 31
                                   to March 31, 2005      2004      2005        2004      2005
REVENUES:                             $       0        $      0   $      0    $      0  $      0

EXPENSES:
Professional Fees                       210,626           2,000      7,788       8,000    25,288
Auto Expenses                           318,000           3,000      3,000       6,000     6,000
Consulting and Management Fees       15,176,157          75,000     75,000     150,000   170,000
Rent Expense                          1,422,000          12,600     12,600      25,200    25,200
Telephone Expenses                      959,000           9,000      9,000      18,000    18,000
Travel and Promotions                 2,610,000          45,000     45,000      90,000    90,000
Transfer and Filing Fees                128,989           2,751         --       4,151     3,486
Amortization                          8,143,848              --         --          --        --
Depreciation                            534,886              --         --          --        --
Total General and Administrative
Expenses                             29,503,506         149,351    152,388     301,351   337,974

OTHER INCOME AND (EXPENSES):
Interest Expense                      1,712,797          24,160      4,267      43,236    13,918
Forgiveness of Debt                     (82,007)             --         --          --        --
Total Other (Income) And Expenses     1,630,790          24,160      4,267      43,236    13,918

NET LOSS                            (31,134,296)       (173,511)  (156,655)   (344,587) (351,892)

Basic Diluted Earnings
 (Loss) Per Share                           N/A          (0.199)    (0.004)     (0.396)   (0.008)

Weighted Average shares
Outstanding,                                                 (1)                    (1)
   Basic and Diluted                        N/A         870,293  38,068,095    870,293 43,370,293


(1) Shares adjusted a 1 for 50 reverse stock split as of October 15, 2004.

The accompanying notes are an integral part of these financial statements


                                 PARAFIN CORPORATION
                             (formerly E.T. CORPORATION)
                            (A Development Stage Company)
                              STATEMENTS OF CASH FLOWS
                                     (Unaudited)



                                                From Inception       For the Six Months
                                              (October 3, 1978)       Ended March 31,
                                              to March 31, 2005      2004          2005
Cash Flows from Operating Activities:
Net (Loss) for the Period                       $(31,134,296)       $(344,587)     $(351,892)
 Adjustments to Reconcile Net
 (Loss) to Net Cash Used In
 Operating Activities:                           (30,397,095)        (344,587)      (376,053)
Amortization                                       8,143,848               --             --
Depreciation                                         534,886               --             --
Increase (Decrease)
  In Accounts Payable                                     --             (465)        (3,660)
Net Cash Used In
  Operating Activities                           (22,455,562)        (345,052)      (355,552)

Cash Flows from Investing Activities:
Acquisition of Fixed Assets                         (534,886)              --             --
Acquisition of other
  Assets                                          (8,143,848)              --             --
Net Cash Used In
  Investing Activities                            (8,678,734)              --             --

Cash Flows From Financing  Activities:
Proceeds from JRM Financia Services, Inc.          3,552,773          345,052        335,552
Payments to JRM Financial Services, Inc.          (3,330,000)              --       (900,000)
Issuance of Common Stock                          30,911,523               --       920,000

  Net Cash Provided By Financing Activities       31,134,296          345,052       355,552

INCREASE IN CASH                                          --               --            --

CASH, BEGINNING OF PERIOD                                 --               --            --

CASH, END OF PERIOD                                       --               --	           --



The accompanying notes are an integral part of these financial statements

                                    PARAFIN CORPORATION
                                (formerly E.T. CORPORATION)
                               (A Development Stage Company)
                              NOTES TO FINANCIAL STATEMENTS
                                      (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements of ParaFin Corporation, a Nevada corporation ("Company"), have been prepared in accordance with Securities and Exchange Commission ("SEC") requirements from interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended September 30, 2004 financial statements of the Company included in the Form 10-KSB filed with the SEC by the Company.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. The Company is considered a development stage company as it has not generated revenues from its operations.

NOTE 2 - RELATED PARTY TRANSACTIONS

Due to related parties at March 31, 2005 consist of the following:

Advances payable to an entity controlled by a
Major shareholder of the company represent advances,
Secured with floating debenture and due on demand                    $222,773

Total due to related parties                                         $222,773

NOTE 3 - CONTINUED EXISTENCE

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $351,892 for the six months ended March 31, 2005. As of March 31, 2005, the Company reported an accumulated deficit of $31,134,296. The Company's ability generate net income and positive cash flows is dependent on the ability to develop its business while reducing operating costs, as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. As of March 31, 2005, these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 4 - HYDROCARBON EXPLORATION

On December 6, 2004 the Company potentially acquired an 80% interest in a license to explore the 2,456,452 hectares (approximately 5,986,000 acres) in the Alto Parana Block, Alto Parana Province, Paraguay. Details of the acquisition are contained in a Farmout Agreement as filed on Form 8-K with the SEC. The acquisition is pending approval of the Paraguay government.

In connection with the acquisition the Company engaged a consultant who will be compensated in 5,000,000 shares of Company stock payable in installments as work proceeds.

ITEM 2.  PLAN OF OPERATION.

     The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

Twelve-Month Plan of Operation.

(a)  1 900 Numbers.

     The Company is continuing to attempt to expand its entry into "not-for-profit" fund raising using "1-900" "pay-per-call" telephone numbers. This involves proprietary 1 900 telephone numbers.

     With campaign finance reform an important issue in this country, the Company is currently making contacts with a number of organizations regarding potential use of its 1-900 "pay-per-call" telephone numbers. These contacts have been with the offices of the Chairman of the Democratic National Committee and the Chairman of the Republican National Committee, among others. These contacts came about as a result of introductions provided by consultants retained by the company, but have not resulted in any ongoing negotiations or contracts. Management reaches these contacts once or twice per year to see if their status has changed. The main objections raised from political candidates, parties and representatives contacted are that they still have concerns about the association of the 1 900 sex lines with the 1 900 industry as a whole.

     The Company is a development stage company and its board of directors and management has determined that the best way to develop interest in its 1-900 telephone lines is to make face-to-face contact with potential customers and financiers. The board of directors and management also has determined that it can best exploit its limited resources through the use of consultants rather than employees so as to minimize payroll taxes and health and retirement benefits that employees would require. The consultants' services provided to the Company include in-person solicitation of political action committees, charities, political candidates and parties across the United States to use the 1-900 telephone lines.

     To develop cash flow from the "1-900" concept, the Company will continue to rely on JRM Financial Services, Inc. to finance the Company's ongoing overhead under the terms of the bearer debenture it holds until fund raising contracts have been signed (see notes to the audited financial statements contained elsewhere in this report. The Company has availability to sufficient cash funds to maintain operations for the next twelve months.

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

     Under the Agreement, the Company ParaFin will initially pay US$500,000 to Guarani and, in addition, pay 100% of all costs associated with the acquisition of new seismic, the interpretation of such new and existing seismic and drilling, completing and equipping to the tanks (or abandonment) of the first two wells drilled by Guarani on the Alto Parana Block pursuant to the terms of a license.

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

Risk Factors Connected with Plan of Operation.

(a)  Limited Prior Operations, History of Operating Losses, and
Accumulated Deficit May Affect Ability of Company to Survive.

     The Company has had limited prior operations to date. Since the Company's principal activities to date have been limited to organizational activities, research and development, and prospect development, it has no record of any revenue-producing operations. Consequently, there is only a limited operating history upon which to base an assumption that the Company will be able to achieve its business plans. In addition, the Company has only limited assets (which consist of the rights to use certain 1-900 telephone numbers). As a result, there can be no assurance that the Company will generate significant revenues in the future; and there can be no assurance that the Company will operate at a profitable level. If the Company is unable to obtain customers and generate sufficient revenues so that it can profitably operate, the Company's business will not succeed. Accordingly, the Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business.

     The Company has incurred losses from operations: $726,648 for the fiscal year ended September 30, 2003, $729,896 for the fiscal year ended September 30, 2004, $351,892 for the six months ended March 31, 2005, and $31,134,296 for the period from inception (October 3, 1978) to March 31, 2005. At March 31, 2005, the Company had an accumulated deficit of $31,134,296. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     As a result of the fixed nature of many of the Company's expenses, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the development and marketing of the Company=s products or any capital raising or revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on the Company's operations and financial condition.

(b)  Need for Additional Financing May Affect Operations and Plan of
Business.

     The working capital requirements associated with the plan of business of the Company will continue to be significant (see Statements of Operations in the financial statements contained elsewhere in this Form 10-QSB). However, the Company anticipates, based on currently proposed assumptions relating to its operations (including with respect to costs and expenditures and projected cash flow from operations), that it can generate sufficient financing through a floating debenture with JRM Financial Services, Inc. (formerly held by Xanthos Management Corporation) to continue its operations for at least the next 12 months at the current level without requiring additional financing (through the use of the unused line of credit to draw on under this debenture). The Company does not anticipate, at the present time, needing to raise any additional capital in the next twelve months to implement its sales and marketing strategy and grow. In the event that the Company's plans change or its assumptions change (due to unanticipated expenses, technical difficulties, or otherwise), the Company would be required to seek additional financing sooner than currently anticipated or may be required to significantly curtail or cease its operations.

     If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business and operating results.
In addition, insufficient funding may have a material adverse effect on the company's financial condition, which could require the company to:

     - curtail operations significantly;

     - sell significant assets;

     - seek arrangements with strategic partners or other parties that may require the company to relinquish significant rights to products, technologies or markets; or

     - explore other strategic alternatives including a merger or sale of the company.

     To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company's operations. Regardless of whether the Company's access to financing proves to be inadequate to meet the company's operational needs, the Company may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders.

(c) Independent Auditors Have Expressed Substantial Doubt Ability to Continue as a Going Concern.

     In his report dated January 4, 2005, the Company's independent auditor stated that the financial statements for the year ended September 30, 2004 were prepared assuming that the company would continue as a going concern. The company's ability to continue as a going concern is an issue raised as a result of cash flow constraint, an accumulated deficit, and recurring losses from operations. The Company continues to experience net losses. The company's ability to continue as a going concern is subject to the ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of the company's securities, increasing sales or obtaining loans from various financial institutions where possible. The continued net losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

(d)  Loss of 1 900 Telephone Provider May Affect Plan of Business.

     The 1 900 service provider for the Company, Network Telephone
Services, Inc., has informed the company that AT&T has informed them that AT&T will no longer provide 1 900 telephone service after February 28, 2004. While the Company has only one number services by AT&T, 1 900 REPUBLICAN, management will make a determination as to a subsequent telephone provider when it obtains more information from Network Telephone Services, Inc. If the Company is unable to obtain a substitute telephone provider for this 1 900 number, then it could not be used, which could in turn affect future business prospects for the company.

(e)  Competition May Affect Operating Result in the Future.

     The Company's activities in the fund raising industry, and the prospective activities in oil and gas exploration, involve a competitive industries. Many of the Company's competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than the company does. The Company also expects to face additional competition as other established and emerging companies enter the fund raising business.

(f) Control by Officers and Directors Over Affairs of the Company May Override Wishes of Other Stockholders.

     The Company officers and directors currently own common stock equal to approximately 21% of the outstanding shares of the Company's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. In addition, all decisions with respect to the management of the Company will be made exclusively by the officers and directors of the Company. Investors will only have rights associated with stockholders to make decisions that affect the Company. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Company.

     Therefore, the success of the Company, to a large extent, will depend on the quality of the directors and officers of the company. Accordingly, no person should invest in the Company unless he is willing to entrust all aspects of the management of the company to the officers and directors.

(g) Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Company.

     The Company's success may be dependent upon the hiring of qualified administrative personnel. None of the Company's officers and directors has an employment agreement with the Company; therefore, there can be no assurance that these personnel will remain employed by the Company after the termination of such agreements. Should any of these individuals cease to be affiliated with the Company for any reason before qualified replacements could be found, there could be material adverse effects on the Company's business and prospects in that replacement personnel may not understand the proposed business of the company. Also, the Company does not carry any key person insurance on any of the officers and directors of the company.

     In addition, all decisions with respect to the management of the Company will be made exclusively by the officers and directors of the Company. Shareholders of the Company will only have rights associated with such ownership to make decision that affect the Company. The success of the Company, to a large extent, will depend on the quality of the directors and officers of the Company. Accordingly, no person should invest in the shares unless he is willing to entrust all aspects of the management of the Company to the officers and directors.

(h) Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Company.

     The Company's Articles of Incorporation include provisions to eliminate, to the fullest extent permitted by the Nevada Revised Statutes as in effect from time to time, the personal liability of directors of the Company for monetary damages arising from a breach of their fiduciary duties as directors. The Bylaws of the Company include provisions to the effect that the Company may, to the maximum extent permitted from time to time under applicable law, indemnify any director, officer, or employee to the extent that such indemnification and advancement of expense is permitted under such law, as it may from time to time be in effect. Any limitation on the liability of any director, or indemnification of directors, officer, or employees, could result in substantial expenditures being made by the Company in covering any liability of such persons or in indemnifying them.

(i) Potential Conflicts of Interest May Affect Ability of Officers and Directors to Make Decisions in the Best Interests of Company.

     The officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each will continue to do so notwithstanding the fact that management time may be necessary to the business of the Company. As a result, certain conflicts of interest may exist between the Company and its officers and/or directors, which may not be susceptible to resolution. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Company. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the board of directors to the Company, any proposed investments for its evaluation.

     A potential conflict of interest that arose was the negotiation of the debenture between the Company and JRM Financial Services, Inc. (see discussion under Item 12, below). Mr. Fowlds attempted to mitigate the potential conflict by abstaining from the board of director's vote on this financing package. The Company is not aware of any other potential conflicts of interest that have arisen.

     Sidney Fowlds, president, devotes approximately 40 hours per week to the activities of the Company. Other officers and directors are on an as needed basis. As indicated in the biographical backgrounds of the other company directors, they are all retired from their former careers.

(j)  Other External Factors May Affect Viability of Company.

     The industry of the Company in general is a speculative venture necessarily involving some substantial risk. There is no certainty that the expenditures to be made by the Company will result in a commercially profitable business. The marketability of its products will be affected by numerous factors beyond the control of the Company. These factors include market fluctuations, and the general state of the economy (including the rate of inflation, and local economic conditions), which can affect companies' spending. Factors that leave less money in the hands of potential customers of the Company will likely have an adverse effect on the Company. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Company not receiving an adequate return on invested capital.

(k)  Non-Cumulative Voting May Affect Ability of Shareholders to
Influence Company Decisions.

     Holders of the shares are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Company, and the minority shareholders will not be able to elect a representative to the Company's board of directors.

(l)  Absence of Cash Dividends May Affect Investment Value of
Company's Stock.

     The board of directors does not anticipate paying cash dividends on the shares for the foreseeable future and intends to retain any future earnings to finance the growth of the Company's business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements, and the general operating and financial condition of the Company, and will be subject to legal limitations on the payment of dividends out of paid-in capital.

(m) Any Shares Issued to JRM Financial Services, Inc. in Payment of Debenture May Result in Dilution to Other Shareholders, and Control by JRM.

     Under the debenture agreement between the Company and JRM, JRM has the right to convert any portion or the entire principal amount due under the debenture that may at any time be outstanding into restricted common shares of the Company at a price of $0.50 per share. Any shares issued under the conversion privileges of this debenture shall carry an "A" share purchase warrant allowing the holder thereof to purchase from the Company, at a price of $0.75, one additional restricted share for each "A" share purchase warrant held. The share purchase warrant shall be valid for a period of two (2) years after the date of issuance of the said share purchase warrant. Any "A" share purchase warrants exercised will be issued one common share and one "B" share purchase warrant allowing the holder thereof to purchase from the Company, at a price of 1.00, one additional restricted share for each "B" share purchase warrant held.

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

     There has been only a limited public market for the common stock of the Company. The common stock of the Company is currently traded on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the company's securities. The regulations governing penny stocks, as set forth above, sometimes limit the ability of broker-dealers to sell the Company's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

     Potential shareholders of the Company should also be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
(ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses

(o) Failure to Remain Current in Reporting Requirements Could Result in Delisting from the OTC Bulletin Board.

     Companies trading on the OTC Bulletin Board, such as the Company, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under
Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If the Company fails to remain current in its reporting requirements, the company could be removed from the OTC Bulletin Board. As a result, the market liquidity for the Company's securities could be severely adversely affected by limiting the ability of broker-dealers to sell its securities and the ability of stockholders to sell their securities in the secondary market.

(p)  Effects of Failure to Maintain Market Makers.

     If the Company is unable to maintain a National Association of Securities Dealers, Inc. member broker/dealers as market makers, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market. There can be no assurance the Company will be able to maintain such market makers.

Off-Balance Sheet Arrangements.

     The Company does not have any off-balance sheet arrangements.

Critical Accounting Policies.

     The Securities and Exchange Commission ("SEC") has issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical accounting policies include: (a) use of estimates in the preparation of financial statements; and (b) impairment of long-lived assets. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

(a)  Use of Estimates in the Preparation of Financial Statements.

     The preparation of the financial statements contained in this report requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to revenue recognition and concentration of credit risk. The Company bases its estimates on historical experience and on various other assumptions that is believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Forward Looking Statements.

     Information in this Form 10-QSB contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-QSB, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our adequacy of cash, expectations regarding net losses and cash flow, and our operating expenses.

     Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above as well as the risks factors set forth above. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 3.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

     Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, misstatements due to error or fraud may occur and not be detected.

Changes in Disclosure Controls and Procedures.

     There were no significant changes in the Company's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since their most recent evaluation.

PART II B OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Company is not a party to any material pending legal proceedings.

     However, the SEC has subpoenaed certain documents from the Company in connection with its formal investigation entitled "In re Certain Promotional Faxes." The Company has denied, and continues to deny, any liability or wrongdoing with respect to the promotional facsimiles that appear to be the subject of the SEC investigation. In addition to documents pertaining to the promotional faxes, the staff sought, and the Company has produced, documents relating to, among other things, certain financing transactions entered into by the Company, issuance of its stock in compliance with the registration provisions, press releases and reports filed with the SEC. The Company is also aware that the SEC is seeking to subpoena the Company's chief executive officer, Sidney Fowlds, for testimony in connection with that investigation.

     There is a risk that an enforcement proceeding will be recommended by the staff of the SEC as a result of this formal investigation. However, it cannot be predicted with certainty what the nature of such enforcement proceeding would be, the type of sanctions that might be sought, or what the likelihood would be of reaching a settlement. The Company has been and expects to continue to cooperate with the ongoing SEC investigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     None. In addition, there have been no purchases of common stock of the Company by the Company or its affiliates during the three months ended March 31, 2005.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     In connection with the vote of security holders as disclosed in the Form 10-QSB for the quarter ended December 1, 2004, the Company inadvertently failed to disclose that the Company inadvertently did not file with the SEC, and mail out to shareholders of record from whom the Company did not seek consent, an Information Statement as required by Regulation 14C under the Securities Exchange Act of 1934. The Company intends to file and mail this out shortly.

ITEM 6.  EXHIBITS.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ParaFin Corporation


Dated: May 16, 2005                    By: /s/ Sidney B. Fowlds
                                       Sidney B. Fowlds, President


Dated: May 16, 2005                    By: /s/ Anthony V. Feimann
                                       Anthony V. Feimann,
                                       Secretary/Treasurer


                                 EXHIBIT INDEX

Number                 Description

2.1 Debenture issued by Xanthos Management Corporation (formerly known as Texas Petroleum Corporation) to the Company, dated October 31, 1992 (incorporated by reference to Exhibit 2.1 of the Form 10-KSB filed on January 17, 2001).

2.2 Agreement and Plan of Merger between eCom.com, Inc., a Colorado corporation, and eCom.com, Inc., a Nevada corporation, dated June 5, 2000 (incorporated by reference to Exhibit 2 to the Form 8-K filed on August 21, 2000).

3.1 Articles of Incorporation of the Company, dated May 30, 2000 (incorporated by reference to Exhibit 3.1 of the Form 10-QSB filed on August 21, 2000).

3.2 Certificate of Amendment of Articles of Incorporation of the Company, dated April 11, 2002 (incorporated by reference to
        Exhibit 3.2 of the Form 10-KSB filed on January 14, 2003).

3.3 Certificate of Amendment of Articles of Incorporation, dated October 7, 2004 (incorporated by reference to Exhibit 3 of the Form 8-K filed on January 18, 2005).

3.4 Bylaws of the Company, dated June 10, 2000 (incorporated by reference to Exhibit 3.2 of the Form 10-QSB filed on August 21, 2000).

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

10.1    Farmout Agreement between the Company and Guarani
        Exploration and Development Corporation, dated December 6, 2004 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on January 18, 2005).

10.2 Consulting Agreement between the Company and Robert McGowan, dated November 19, 2004 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on January 18, 2005).

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

23.2 Consent of George Brenner, C.P.A. (incorporated by reference to Exhibit 23.2 of the Form 10-KSB filed on January 25, 2005)

31.1    Rule 13a-14(a)/15d-14(a) Certification of Sidney B. Fowlds
        (filed herewith).

31.2 Rule 13a-14(a)/15d-14(a) Certification of Anthony V. Feimann (filed herewith).

32      Section 1350 Certification of Sidney B. Fowlds and Anthony
        V. Feimann (filed herewith).

99 Press Release issued by the Company, dated December 6, 2004 (incorporated by reference to Exhibit 99 of the Form 8-K filed on January 18, 2005).