Form 10QSB
period 2005-06-30
ParaFin CORP
filed 2005-08-19
CIK 311842

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

     As of June 30, 2005, the Company had 58,370,293 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No  X   .


                                  TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              REVIEW REPORT OF INDEPENDENT REGISTERED
              PUBLIC ACCOUNTING FIRM                                        3

              BALANCE SHEET AS OF JUNE 30, 2005                             4

              STATEMENTS OF OPERATIONS FOR THE THREE
              AND NINE MONTHS ENDED JUNE 30, 2004 AND
              JUNE 30, 2005, AND FOR THE PERIOD FROM
              INCEPTION (OCTOBER 3, 1978) TO JUNE 30, 2005                  5

              STATEMENTS OF CASH FLOWS FOR THE NINE
              MONTHS ENDED JUNE 30, 2004 AND
              JUNE 30, 2005, AND FOR THE PERIOD FROM
              INCEPTION (OCTOBER 3, 1978) TO JUNE 30, 2005                  7

              NOTES TO FINANCIAL STATEMENTS                                 8

     ITEM 2.  PLAN OF OPERATION                                            10

     ITEM 3.  CONTROLS AND PROCEDURES                                      19

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                            20

     ITEM 2.  UNREGISTERED SALES OF EQUITY
              SECURITIES AND USE OF PROCEEDS                               20

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              20

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS                                          20

     ITEM 5.  OTHER INFORMATION                                            21

     ITEM 6.  EXHIBITS                                                     21

SIGNATURES                                                                 21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                             George Brenner, CPA
                          A Professional Corporation
                       10680 W. PICO BOULEVARD, SUITE 260
                         LOS ANGELES, CALIFORNIA 90064
                        310/202-6445 - Fax 310/202-6494

      REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ParaFin Corporation (A Development Stage Company)

I have reviewed the accompanying balance sheet of ParaFin Corporation (A Development Stage Company), as of June 30, 2005, and the related statements of operations for the three and nine months ended June 30, 2004 and 2005 and inception to June 30, 2005, and cash flows for the nine months ended June 30, 2004 and 2005 and inception to June 30, 2005. These financial statements are the responsibility of the Company's management.

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


/s/  George Brenner, CPA
George Brenner, CPA
Los Angeles, California
July 25, 2005


                               PARAFIN CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  JUNE 30, 2005
                                   (Unaudited)

                                     ASSETS
Current Assets:
Cash                                                          $         -

Total Assets                                                            -

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                                        -

Long-Term Liabilities:
Debenture payable, JRM
  Financial Services, Inc.                                         86,165

Stockholders' (Deficit)
Preferred stock, par value
of $0.001, 10,000,000 shares
authorized, none outstanding                                            -

Common stock, par value of $0.001,
190,000,000 shares authorized
58,370,293 shares
issued and outstanding                                             58,370

Additional Paid-in-Capital                                     31,453,153
Accumulated (Deficit)                                         (31,597,688)

Stockholders'(Deficit)                                            (86,165)

Total Liabilities and Stockholders' (Deficit)                           -

The accompanying notes are an integral partof these financial statements


                              PARAFIN CORPORATION
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                   (Unaudited)



                             From Inception          Three Months Ended          Nine Months Ended
                            (October 3, 1978)        June 30,   June 30,         June 30,  June 30,
                            to June 30, 2005         2004          2005          2004         2005
Revenues:                   $         -              $       -     $       -     $       -    $       -

Expenses:
Corporate web page              250,000                      -       250,000             -      250,000
Professional fees               223,626                 25,000        13,000        33,000       38,288
Consulting and
management fees              20,671,157                144,600       186,000       433,800      495,200
Transfer and filing fees        131,989                  3,030         3,000         7,181        6,486
Amortization                  8,143,848                      -             -             -            -
Depreciation                    534,886                      -             -             -            -
Total General and
Administrative Expenses      29,955,506                172,630       452,000       473,981      789,974

Other Income And (Expenses):
Interest Expense             (1,724,189)               (29,696)      (11,392)      (72,932)     (25,310)
Forgiveness of Debt              82,007                      -             -             -            -
Total Other Income
and (Expenses)               (1,642,182)               (29,696)      (11,392)      (72,932)     (25,310)

Net Income (Loss)           (31,597,688)              (202,326)     (463,392)     (546,913)    (815,284)

Basic Diluted Earnings
(loss) per share                    N/A                  (0.23)        (0.01)        (0.63)       (0.02)

Weighted Average Shares
 Outstanding, Basic                                         (1)                         (1)
 and Diluted                        N/A                870,293    45,677,986       870,293   40,297,729



(1) Shares Adjusted for a reverse stock split, 1 for 50, as of October
14, 2004.

The accompanying notes are an integral partof these financial statements


                                 PARAFIN CORPORATION
                            (A Development Stage Company)
                              STATEMENTS OF CASH FLOWS
                                      (Unaudited)



                                                   From Inception              For the Nine Months
                                                  (October 3, 1978)               Ended June 30,
                                                  To June 30, 2005             2004           2005
Cash Flows From Operating Activities:
Net (Loss) for the period                            $(31,597,688)             $ (546,913)     $ (815,284)
 Adjustments to reconcile
 Net  Loss to net cash used
 in operating activities
Amortization                                            8,143,848                      -                -
Depreciation                                              534,886                      -                -
Increase (decrease) In accounts payable                         -                 (1,935)          (3,660)
Net Cash Used In Operations                           (22,918,954)              (548,848)        (818,944)

Cash Flows From Investing Activities:
Acquisition of Fixed Assets                              (534,886)                     -                -
Acquisition of other Assets                            (8,143,848)                     -                -
Net Cash Used in Financing Activities                  (8,678,734)                     -                -

Cash Flows From Financing Activities:
Proceeds from JRM Financial Services, Inc.              4,016,165                548,848          798,944
Payments to JRM Financial Services, Inc.               (3,930,000)                     -       (1,500,000)
Issuance of common stock                               31,511,523                      -        1,520,000
Net Cash Provided By Financing Activities              31,597,688                548,848          818,944

Increase in Cash                                                -                      -                -

Cash, Beginning of Period                                       -                      -                -

Cash, End of Period                                             -                      -                -



The accompanying notes are an integral partof these financial statements


                                  PARAFIN CORPORATION
                             (A Development Stage Company)
                             NOTES TO FINANCIAL STATEMENTS
                                      (Unaudited)

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Due to related parties at June 30, 2005 consist of the following:

  Advances payable to an entity controlled by a
  major shareholder of the company represent advances,
  secured with floating debenture and due on demand                   $86,165

  Total due to related parties                                        $86,165

NOTE 3 - CONTINUED EXISTENCE

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $815,284 for the nine months ended June 30, 2005. As of June 30, 2005, the Company reported an accumulated deficit of $31,597,688. The Company's ability to generate net income and positive cash flows is dependent on the ability to develop its business while reducing operating costs, as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. As of June 30, 2005, these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

NOTE 5 - EXPENSE AGREEMENT

Effective April 1, 2005 the Company made a new oral agreement with JRM, an entity controlled by the president of the Company. Under the new agreement, in consideration for $62,000 per month, will pay all expenses except professional legal and accounting fees, transfer agent fees and extraordinary expenditures. Typical expenditures included under the agreement are management fees, rent, telephone, travel and promotion and auto expenses.

The accompanying statement of operations has been reclassified to record the expenses in accordance with the new agreement.

NOTE 6 - FUNDING CONCENTRATION

Monies raised to pay down the debenture have been provided by the private placement sale of restricted stock through an investment banker.

NOTE 7 - INCOME TAXES

The Company has net operating losses (NOL) carryforwards of approximately $21,000,000. NOL's can be carried forward 15 years for losses prior to August 6, 1997; 20 years for losses after August 6, 1997. Because of the uncertainty that the NOL will ever be used the Company has provided an allowance for the entire NOL.

ITEM 2.  PLAN OF OPERATION.

     The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

Twelve-Month Plan of Operation.

(a)  1 900 Numbers.

     As disclosed in past filings, the Company has continued to attempt to enter the "not-for-profit" fund raising using "1-900" "pay-per-call" telephone numbers. This involves proprietary 1 900-telephone numbers. However, the previous 1 900-service provider for the Company, Network Telephone Services, Inc., has previously informed the company that AT&T no longer provides 1 900-telephone service after February 28, 2004. Therefore, the Company has no telephone company collect on call billed under such services. Therefore, the Company has determined not to actively pursue this business; if the 1 900 market changes in the future, then the Company will reassess its options at that time.

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

Capital Expenditures.

     There were no material capital expenditures during the quarter ended June 30, 2005.

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

     The Company has incurred losses from operations: $726,648 for the fiscal year ended September 30, 2003, $729,896 for the fiscal year ended September 30, 2004, $815,284 for the nine months ended June 30, 2005, and $31,597,688 for the period from inception (October 3, 1978) to June 30, 2005. At June 30, 2005, the Company had an accumulated deficit of $31,597,688. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

     Effective April 1, 2005 the Company made a new oral agreement with JRM. Under the new agreement, JRM, in consideration for $62,000 per month, will pay all expenses except professional legal and accounting fees, transfer agent fees and extraordinary expenditures. Typical expenditures included under the agreement are management fees, rent, telephone, travel and promotion and auto expenses.

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

(d)  Competition May Affect Operating Result in the Future.

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

(e) Control by Officers and Directors Over Affairs of the Company May Override Wishes of Other Stockholders.

     The Company officers and directors currently own common stock equal to approximately 15% of the outstanding shares of the Company's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. Investors will only have rights associated with stockholders to make decisions that affect the Company. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Company.

(f) Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Company.

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

(h) Potential Conflicts of Interest May Affect Ability of Officers and Directors to Make Decisions in the Best Interests of Company.

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

     A potential conflict of interest that arose was the negotiation of the debenture between the Company and JRM Financial Services, Inc. (see Form 10-KSB. Mr. Fowlds attempted to mitigate the potential conflict by abstaining from the board of director's vote on this financing package. The Company is not aware of any other potential conflicts of interest that have arisen.

     Sidney Fowlds, president, devotes approximately 40 hours per week to the activities of the Company. Other officers and directors are on an as needed basis. As indicated in the biographical backgrounds of the other company directors, they are all retired from their former careers.

(i)  Other External Factors May Affect Viability of Company.

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

(j)  Non-Cumulative Voting May Affect Ability of Shareholders to
Influence Company Decisions.

     Holders of the shares are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Company, and the minority shareholders will not be able to elect a representative to the Company's board of directors.

(k)  Absence of Cash Dividends May Affect Investment Value of
Company's Stock.

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

(l) Any Shares Issued to JRM Financial Services, Inc. in Payment of Debenture May Result in Dilution to Other Shareholders, and Control by JRM.

     Under the debenture agreement between the Company and JRM, JRM has the right to convert any portion or the entire principal amount due under the debenture that may at any time be outstanding into restricted common shares of the Company at a price of $0.50 per share. Any shares issued under the conversion privileges of this debenture shall carry an "A" share purchase warrant allowing the holder thereof to purchase from the Company, at a price of $0.75, one additional restricted share for each "A" share purchase warrant held. The share purchase warrant shall be valid for a period of two (2) years after the date of issuance of the said share purchase warrant. Any "A" share purchase warrants exercised will be issued one common share and one "B" share purchase warrant allowing the holder thereof to purchase from the Company, at a price of 1.00, one additional restricted share for each "B" share purchase warrant held. The issuance of such shares may result in dilution to existing shareholders.

     In addition, funds raised to pay down the debenture, by the private placement sale of restricted stock through a broker/dealer, may also result in dilution to existing shareholders.

(m)  No Assurance of Public Trading Market and Risk of Low Priced
Securities May Affect Market Value of Company's Stock.

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

     Potential shareholders of the Company should also be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
(ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses

(n) Failure to Remain Current in Reporting Requirements Could Result in Delisting from the OTC Bulletin Board.

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

(o)  Effects of Failure to Maintain Market Makers.

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

PART II B OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Other than as set forth below, the Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

     (a) The SEC has subpoenaed certain documents from the Company in connection with its formal investigation entitled "In re Certain Promotional Faxes." The Company has denied, and continues to deny, any liability or wrongdoing with respect to the promotional facsimiles that appear to be the subject of the SEC investigation. In addition to documents pertaining to the promotional faxes, the staff sought, and the Company has produced, documents relating to, among other things, certain financing transactions entered into by the Company, issuance of its stock in compliance with the registration provisions, press releases and reports filed with the SEC. The Company is also aware that the SEC is seeking to subpoena the Company's chief executive officer, Sidney Fowlds, for testimony in connection with that investigation.

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

     (b) On February 22, 2005, an action was filed against the Company, Anne H. Wallace v. ParaFin Corporation, in the Superior Court of Dekalb County, Georgia. In this complaint, the plaintiff alleges that the Company violated the provisions of the Telephone Consumer Protection Act and engaged in misappropriation by sending an unsolicited fax to her, and claims damages of $50,000.

     Management believes the Company has meritorious claims and defenses to the plaintiff's claims and ultimately will prevail on the merits. However, this matter remains in the early stages of litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Company's financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     None, except as previously disclosed in a Form 8-K filing. In addition, there have been no purchases of common stock of the Company by the Company or its affiliates during the three months ended June 30, 2005.

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

                                       ParaFin Corporation


Dated: August 8, 2005                  By: /s/ Sidney B. Fowlds
                                       Sidney B. Fowlds, President


Dated: August 8, 2005                  By: /s/ Anthony V. Feimann
                                       Anthony V. Feimann,
                                       Secretary/Treasurer
                                       (principal financial officer)

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