Form 10KSB
period 2005-09-30
ParaFin CORP
filed 2005-12-29
CIK 311842

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005_________

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-9071

PARAFIN CORPORATION

(formerly E.T. Corporation)

(Exact Name of Registrant as Specified in Its Charter)

Nevada	74-2026624
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer
or Organization)	Identification No.)

1660 Hotel Circle North, Suite 207, San Diego, CA USA	92108-2808
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number: (877) 613-3131

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No__ . __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒.

The Registrant’s revenues for the fiscal year ended September 30, 2005 were zero. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 1, 2005: $2,168,514. As of December 1, 2005, the Registrant had 58,370,293 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange act). Yes ___ No X .

Transitional Small Business Disclosure Format (check one): Yes No X .

                                                TABLE OF CONTENTS

PART 1.                                                                                                          PAGE

PART II.

ITEM 5. MARKET FOR COMMON EQUITY

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
         AND CONTROL PERSONS; COMPLIANCE WITH
         SECTION 16(A) OF THE EXCHANGE ACT.........................................................................17

ITEM 10. EXECUTIVE COMPENSATION....................................................................................20

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT, AND

                                                                2

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

On October 7, 2004, the Registrant filed a Certificate of Amendment to Articles of Incorporation with the Nevada Secretary of State that changed the name of the Registrant to “ParaFin Corporation.”

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

•

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

•

The change of domicile will also provide management with what it believes to be greater efficiency, predictability and flexibility in its legal affairs than is presently available under Colorado law. Nevada has adopted comprehensive and flexible corporate laws.

•

The Nevada Secretary of State is particularly flexible, expert and responsive in its administration of the filings required for corporate transactions. In addition, there is no corporate income tax in Nevada, and no annual franchise tax.

The Registrant’s initial corporate purpose was to engage in the oil and gas business. Initial oil and gas industry activities of the Registrant, commencing in 1978, consisted primarily of the acquisition of undeveloped acreage in the Denver-Julesburg Basin in Colorado and Nebraska, drilling 16 wells through two joint ventures and one limited partnership organized by the Registrant, and participation in 14 wells drilled in joint ventures organized by other industry operators. Three additional wells were drilled during fiscal year 1983. No further wells were drilled; no additional limited partnerships or joint ventures were entered into by the Registrant in 1984 or thereafter.

In 1988, the Registrant abandoned all of its oil and gas properties and all accounts associated with oil and gas have been written off. In addition, the company owns no interest in any proven oil or gas interests

Business of the Registrant.

(a)	1 900 Numbers.

By an agreement dated June 10, 1992, the Registrant secured all the rights to the E.T. “TeleManagement” VoiceMail System and 1-800 and 1-900 “pay-per-call” telephone numbers and information center from a Nevada corporation, E.T. Network, Inc., for $6,650,000. This purchase was financed by the sale of 20,000,000 Regulation “S” restricted shares of the Registrant. E.T. Network, Inc. was a Nevada corporation that owned the worldwide rights to the E.T. “TeleManagement” VoiceMail System and the 1-800 and 1-900 “pay-per-call” telephone numbers and information center. Its wholly owned subsidiary was Encryption Technology Canada, Inc. (“E.T.”). This subsidiary owned the rights for the VoiceMail system in Canada. The assets of E.T. Network, Inc. (the Nevada Corporation) and Encryption Technology Canada, Inc. were then transferred to the Colorado Corporation. Encryption Technology Canada, Inc. has been de-registered and is no longer in existence.

No revenues have been generated as a result of or in direct consequence of this business of the Registrant and currently there are no contracts in place for the use of the company’s services. In the past, the Registrant signed charitable fund raising agreements with Broadway Cares, Inc. (the “Broadway Cares Agreement”), a group formed by the New York theater community to fight A.I.D.S., and additional charitable fund raising agreements were signed between the Registrant and the Action For Peace Foundation (dedicated to helping the women and children of Bosnia in association with United Nations’ agencies) (the “Peace Agreement”) and with the National Coalition Against Domestic Violence (the “NCADV Agreement”), respectively (see the Registrant’s 1994 10-K filing for complete details and copies of the Peace Agreement, which was set forth as Exhibit A thereto, and the NCADV Agreement, which was set forth as Exhibit B thereto). Both of these contracts were serviced by the E.T. Foundation, Inc. a Washington, D.C., not-for-profit organization that has been dissolved. These contracts were not renewed by mutual consent of the parties.

The Registrant has no other rights, other than those described above in connection with the 1 900 numbers. Telecommunications services and charitable fund raising are not seasonal activities. Due to the nature of the Registrant’s business, there is no significant working capital items carried on its books (i.e., accounts receivable, inventory, etc.). Due to the nature of the Registrant’s business, there is no backlog of orders. There is no portion of the Registrant’s business that may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of government. AT&T has now cancelled all 1 900 telecommunications services and all numbers associated with AT&T have been cancelled.

(b)	Oil and Gas Exploration.

On December 6, 2004, the Registrant entered into an agreement with Guarani Exploration and Development Corporation for the purpose of the Registrant potentially acquiring an 80% interest in a license to explore the 2,456,453 hectares (approximately 5,986,000 acres) in the Alto Parana Block, Alto Parana Province, Paraguay (See Exhibit 10.1). This license has been applied for by Guarani with the Government of Paraguay under that country’s Hydrocarbon Law. Under the terms of this agreement, within 30 days following the approval of such a license the Registrant is to deposit the sum of $150,000 with Guarani. On or before 60 days thereafter, the Registrant is to deposit with Guarani an additional sum of $350,000. Prior to the date to be stipulated in a license for completing the initial drilling obligations, the Registrant is to finance the “Work Program”, as defined in the agreement. The agreement estimates that the items to be performed under the Work Program will not exceed $3,500,000. The company is looking at several different financing sources for the capital that will be required to fund operations if Guarani receives license approval; the terms of this agreement are conditioned on such approval.

In connection with this agreement, the Registrant has entered into a consulting agreement with Robert McGowan (see Exhibit 10.2). Under this agreement, which has a term of 120 days, Mr. McGowan will be performing certain geologic services and consulting related to the agreement with Guarani Exploration and Development Corporation. Under the terms of this agreement, Mr. McGowan will be paid the sum of 5,000,000 free trading shares of common stock registered under Form S-8 in the following manner: (a) 2,000,000 shares for work done prior to November 30, 2004; (b) 2,000,000 shares 30 days of an agreement being concluded between the Registrant and Guarani; and (c) 1,000,000 shares upon commencement of drilling for hydrocarbons on the said Alto Parana Block.

(c)	Competition.

The Registrant’s activities in the fund raising industry, and the prospective activities in oil and gas exploration, involve competitive industries. Many of the Registrant’s competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than the company does.

(d)	Need for Governmental Approval.

The license to explore on the in the Alto Parana Block, Alto Parana Province, Paraguay does require approval from the government of Paraguay. Such approval is now being sought and management is of the belief that such approval will be granted in the near future. As of September 30, 2005, the Paraguayan Congress had no yet approved the Concession Agreement signed by the President of Paraguay. Other than this, the Registrant believes that its current business plans do not require governmental approval.

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

The costs of compliance with environmental laws are unknown at this time with regard to its planned oil and gas exploration in Paraguay. Other than this, the costs of such compliance are nominal, if any, and are therefore immaterial to the Registrant’s operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

The Registrant’s shares of common stock are traded on the Over the Counter Bulletin Board under the symbol “PRFN” (prior to October 15, 2004, the Symbol was “ETOC” prior to March 4, 2003, the symbol was “ETTC” and the range of closing bid prices shown below is as reported by that exchange. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The Registrant’s common stock is also traded on the Berlin Stock Exchange under the symbol “ETOC”.

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended on September 30, 2004

	High	Low

Quarter Ended December 31, 2003	0.10	0.03
Quarter Ended March 31, 2004	0.05	0.02
Quarter Ended June 30, 2004	0.03	0.01
Quarter Ended September 30, 2004	0.03	0.01

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended on September 30, 2005

	High	Low

Quarter Ended December 31, 2004 (1)	1.60	0.15
Quarter Ended March 31, 2005	0.67	0.12
Quarter Ended June 30, 2005	0.17	0.05
Quarter Ended September 30, 2005	0.135	0.03

(1) On October 15, 2004, the Registrant effected a 1 for 50 reverse stock split.

Holders of Common Equity.

As of December 1, 2005, there were approximately 258 shareholders of record of the Registrant’s common stock. The Registrant is of the opinion that there are approximately 1,860 additional street name shareholders.

Dividend Information.

The Registrant has not declared or paid a cash dividend to stockholders since it was incorporated. The Board of Directors presently intends to retain any earnings to finance Registrant operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Registrant’s earnings, capital requirements and other factors.

Sales of Unregistered Securities.

Other than as set forth below, the Registrant made no sales of unregistered (restricted) securities during the fiscal year ended on September 30, 2005:

(a) On October 18, 2004, the Registrant issued 25,000,000 restricted shares of its common stock to Rukos Security Advice A.G. of Frankfurt, Germany, under a Regulation S offering by way of the exercise of outstanding warrants. The total consideration received for this transaction was $750,000, or $0.05 per share. On October 27, 2004, 15,000,000 common shares were issued by way of exercise of employees stock options. The total consideration received for this transaction was $150,000, or $0.01 per share. On November 29th, 2004, 2,000,000 common shares were issued for consulting services rendered at a price of $0.01 per share for a deemed consideration of $20,000. On June 16, 2005, the Registrant issued 15,000,000 restricted shares of its common stock by way of a private placement The total consideration received was $600,000 or $0.04 per share. The Registrant issued 15,000,000 warrants giving the warrant holder the right to purchase one share at $0.05 per share for each warrant held in conjunction with this issue. No commissions were paid in connection with this sale. Rukos purchased the shares on behalf of its clients in that country. The proceeds of these financings were used for the repayment of corporate debt and general working capital purposes.

ITEM 6. PLAN OF OPERATION.

The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Twelve-Month Plan of Operation.

(a)    1 900 Numbers.

Until such time as the major Telephone Companies return to the 1 900 service, the Registrant is discontinuing the expansion into “not-for-profit” fund raising using “1-900” “pay-per-call” telephone numbers until the Telephone Companies reinstate its 1 900 services. This involves its proprietary 1 900 telephone numbers: 1 900 “DEMOCRAT”, 1 900 “REPUBLICAN”, 1 900 “STOP ABUSE”, 1 900 “HIV AIDS”, 1 900 HIV KIDS, 1 900 “GET MADD” and others.

The Registrant will continue to rely on JRM Financial Services Corporation to finance the Registrant’s ongoing overhead under the terms of the bearer debenture it holds until fund raising contracts have been signed (see notes to the audited financial statements contained elsewhere in this report. The Registrant has availability to sufficient cash funds to maintain operations for the next twelve months.

(b)    Oil and Gas Exploration.

The Registrant has continued to wait for the approval of the Government of Paraguay for the Hydrocarbon Concession granted to Guarani. The Registrand will continue to examine proposals in the hydrocarbon industry as well as other business opportunities.

Capital Expenditures.

There were no material capital expenditures during the fiscal year ended September 30, 2005.

Risk Factors Connected with Plan of Operation.

(a)    Limited Prior Operations, History of Operating Losses, and Accumulated Deficit May Affect Ability of Registrant to Survive.

The Registrant has had limited prior operations to date. Since the Registrant’s principal activities to date have been limited to organizational activities, research and development, and prospect development, it has no record of any revenue-producing operations. Consequently, there is only a limited operating history upon which to base an assumption that the Registrant will be able to achieve its business plans. In addition, the Registrant has only limited assets (which consist of the rights to use certain 1-900 telephone numbers). As a result, there can be no assurance that the Registrant will generate significant revenues in the future; and there can be no assurance that the Registrant will operate at a profitable level. If the Registrant is unable to obtain customers and generate sufficient revenues so that it can profitably operate, the Registrant’s business will not succeed. Accordingly, the Registrant’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business.

The Registrant has incurred losses from operations: $729,896 for the fiscal year ended September 30, 2004, and $30,782,404 for the period from inception (October 3, 1978) to September 30, 2004. At September 30, 2005, the Registrant had losses of $1,021,667 an accumulated deficit of $31,804,071. This raises substantial doubt about the Registrant’s ability to continue as a going concern.

As a result of the fixed nature of many of the Registrant’s expenses, the Registrant may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the development and marketing of the Registrant=s products or any capital raising or revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on the Registrant’s operations and financial condition.

(b)    Need for Additional Financing May Affect Operations and Plan of Business.

The working capital requirements associated with the plan of business of the Registrant will continue to be significant (see Statements of Operations in the financial statements contained elsewhere in this Form 10-KSB). However, the Registrant anticipates, based on currently proposed assumptions relating to its operations (including with respect to costs and expenditures and projected cash flow from operations), that it can generate sufficient financing through a floating debenture with JRM Financial Services, Inc. (formerly held by Xanthos Management Corporation) to continue its operations for at least the next 12 months at the current level without requiring additional financing (through the use of the unused line of credit to draw on under this debenture). The Registrant does not anticipate, at the present time, needing to raise any additional capital in the next twelve months to implement its sales and marketing strategy and grow. In the event that the Registrant’s plans change or its assumptions change (due to unanticipated expenses, technical difficulties, or otherwise), the Registrant would be required to seek additional financing sooner than currently anticipated or may be required to significantly curtail or cease its operations.

If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on the company’s financial condition, which could require the company to:

• curtail operations significantly;	;

• sell significant assets;

•     seek arrangements with strategic partners or other parties that may require the company to relinquish significant rights to products, technologies or markets;or

•     explore other strategic alternatives including a merger or sale of the company.

To the extent that the Registrant raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Registrant’s operations. Regardless of whether the Registrant’s access to financing proves to be inadequate to meet the company’s operational needs, the Registrant may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders.

(c)    Independent Auditors Have Expressed Substantial Doubt Ability to Continue as a Going Concern.

In his report dated November 28, 2005, the Registrant’s independent auditor stated that the financial statements for the year ended September 30, 2005 were prepared assuming that the company would continue as a going concern. The company’s ability to continue as a going concern is an issue raised as a result of cash flow constraint, an accumulated deficit, and recurring losses from operations. The Registrant continues to experience net losses. The company’s ability to continue as a going concern is subject to the ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of the company’s securities, increasing sales or obtaining loans from various financial institutions where possible. The continued net losses and stockholders’ deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

(e)        Competition May Affect Operating Result in the Future.

The Registrant’s activities in the fund raising industry, and the prospective activities in oil and gas exploration, involve a competitive industries. Many of the Registrant’s competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than the company does. The Registrant also expects to face additional competition as other established and emerging companies enter the fund raising business.

(f)         Control by Officers and Directors Over Affairs of the Registrant May Override Wishes of Other Stockholders.

The Registrant officers and directors currently own common stock equal to approximately 1.5% of the outstanding shares of the Registrant’s common stock. Investors will only have rights associated with stockholders to make decisions that affect the Registrant.

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

(g)        Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Registrant.

The Registrant’s success may be dependent upon the hiring of qualified administrative personnel. None of the Registrant’s officers and directors has an employment agreement with the Registrant; therefore, there can be no assurance that these personnel will remain employed by the Registrant after the termination of such agreements. Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the Registrant’s business and prospects in that replacement personnel may not understand the proposed business of the company. Also, the Registrant does not carry any key person insurance on any of the officers and directors of the company.

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

(h)        Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Registrant.

The Registrant’s Articles of Incorporation include provisions to eliminate, to the fullest extent permitted by the Nevada Revised Statutes as in effect from time to time, the personal liability of directors of the Registrant for monetary damages arising from a breach of their fiduciary duties as directors. The Bylaws of the Registrant include provisions to the effect that the Registrant may, to the maximum extent permitted from time to time under applicable law, indemnify any director, officer, or employee to the extent that such indemnification and advancement of expense is permitted under such law, as it may from time to time be in effect. Any limitation on the liability of any director, or indemnification of directors, officer, or employees, could result in substantial expenditures being made by the Registrant in covering any liability of such persons or in indemnifying them.

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

A potential conflict of interest that arose was the negotiation of the debenture between the Registrant and JRM Financial Services, Inc. (see discussion under Item 12, below). Mr. Fowlds attempted to mitigate the potential conflict by abstaining from the board of director’s vote on this financing package. The Registrant is not aware of any other potential conflicts of interest that have arisen.

Sidney Fowlds, president, devotes approximately 40 hours per week to the activities of the Registrant. Other officers and directors are on an as needed basis. As indicated in the biographical backgrounds of the other company directors, they are all retired from their former careers.

(j)       Other External Factors May Affect Viability of Registrant.

The industry of the Registrant in general is a speculative venture necessarily involving some substantial risk. There is no certainty that the expenditures to be made by the Registrant will result in a commercially profitable business. The marketability of its products will be affected by numerous factors beyond the control of the Registrant. These factors include market fluctuations, and the general state of the economy (including the rate of inflation, and local economic conditions), which can affect companies’ spending. Factors that leave less money in the hands of potential customers of the Registrant will likely have an adverse effect on the Registrant. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Registrant not receiving an adequate return on invested capital.

(k)        Non-Cumulative Voting May Affect Ability of Shareholders to Influence Registrant Decisions.

Holders of the shares are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Registrant, and the minority shareholders will not be able to elect a representative to the Registrant’s board of directors.

(l)       Absence of Cash Dividends May Affect Investment Value of Registrant’s Stock.

The board of directors does not anticipate paying cash dividends on the shares for the foreseeable future and intends to retain any future earnings to finance the growth of the Registrant’s business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements, and the general operating and financial condition of the Registrant, and will be subject to legal limitations on the payment of dividends out of paid-in capital.

(m)       Any Shares Issued to JRM Financial Services, Inc. in Payment of Debenture May Result in Dilution to Other Shareholders, and Control by JRM.

Under the debenture agreement between the Registrant and JRM, JRM and the Corporation, by joint agreement, cancelled any stock conversion privileges attached to the Debenture.

(n)        No Assurance of Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Company’s Stock.

The Securities and Exchange Commission (“SEC”) has adopted a number of rules to regulate “penny stocks.” Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute “penny stocks” within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the Over the Counter Bulletin Board or the Pink Sheets), the rules would apply to the Company and to its securities.

The SEC has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person’s account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person’s financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person’s financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market.

There has been only a limited public market for the common stock of the Registrant. The common stock of the Registrant is currently traded on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the company’s securities. The regulations governing penny stocks, as set forth above, sometimes limit the ability of broker-dealers to sell the Registrant’s common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

Potential shareholders of the Company should also be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company’s management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company’s securities.

(o)        Failure to Remain Current in Reporting Requirements Could Result in Delisting from the OTC Bulletin Board.

Companies trading on the OTC Bulletin Board, such as the Registrant, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If the Registrant fails to remain current in its reporting requirements, the company could be removed from the OTC Bulletin Board. As a result, the market liquidity for the Registrant’s securities could be severely adversely affected by limiting the ability of broker-dealers to sell its securities and the ability of stockholders to sell their securities in the secondary market.

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

Critical Accounting Policies.

The SEC has issued Financial Reporting release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant’s most critical accounting policies include: (a) use of estimates in the preparation of financial statements; and (b) impairment of long-lived assets. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the Registrant reports in its financial statements.

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

Forward Looking Statements.

The foregoing plan of operation contains “forward looking statements” within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “intends,” “forecast,” “project,” and similar expressions identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the Registrant’s estimates as to the adequacy of its capital resources, its operating losses and negative cash flow, and its critical accounting policies. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above. These forward-looking statements speak only as of the date hereof. The Registrant expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7. FINANCIAL STATEMENTS.

Financial statements as of and for the years ended September 30, 2004 and 2003 are presented in a separate section of this report following Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(a) Effective on February 13, 2004, the independent accountant who was previously engaged as the principal accountant to audit the Registrant’s financial statements, Janet Loss, Janet Loss, C.P.A., P.C., was dismissed. The decision to dismiss this accountant was approved by the Registrant’s board of directors. This accountant audited the Registrant’s financial statements for the fiscal years ended September 30, 2003 and September 30, 2002. This firm’s report on these financial statements was modified as to uncertainty that the Registrant will continue as a going concern; other than this, the accountant’s report on the financial statements for those periods neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Registrant’s two most recent fiscal years and the subsequent interim period preceding such dismissal, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no “reportable events” as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred within the Registrant’s most recent fiscal year and the subsequent interim period preceding the former accountant’s dismissal.

(b) Effective on February 13, 2004, the firm of George Brenner, Certified Public Accountant, has been engaged to serve as the new principal accountant to audit the Registrant’s financial statements. The decision to retain this accountant was approved by the Registrant’s board of directors. During the Registrant’s two most recent fiscal years, and the subsequent interim period prior to engaging this accountant, neither the Registrant (nor someone on its behalf) consulted the newly engaged accountant regarding any matter.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was done under the supervision and with the participation of the Registrant’s president and chief financial officer. Based upon that evaluation, they concluded that the Registrant’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

Changes in Disclosure Controls and Procedures.

There were no significant changes in the Registrant’s disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since their most recent evaluation.

ITEM 8B. OTHER INFORMATION.

Subsequent Events.

As of December 1, 2005, there were no subsequent events

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names, ages, and respective positions of the directors and executive officers of the Registrant are set forth below. The directors named below will serve until the next annual meeting of the Registrant’s stockholders or until their successors are duly elected and have qualified. Directors are elected for a term until the next annual stockholders’ meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant’s affairs. There are no other promoters or control persons of the Registrant. There are no legal proceedings involving the directors and officers of the Registrant.

The Registrant has an audit committee, but does not have any other committees at this time.

Directors and Executive Officers.

(a)	Sidney B. Fowlds, President/Chairman of the Board.

Mr. Fowlds, age 65, attended the University of British Columbia between 1958 and 1963 majoring in economics and political science. In 1967, Mr. Fowlds joined Doherty Roadhouse & McQuaig Brothers, one of the largest Investment Dealers in Canada. While with Doherty Roadhouse, Mr. Fowlds worked in all departments of the securities industry, including on the floor of the Toronto Stock Exchange.

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

In 1989, Mr. Fowlds changed the direction of the Registrant to telecommunications, voice technology and the PC computer industry. The Registrant developed the E.T. “TeleManagement” 1 900 and 1 800 and VoiceMail systems, raising more than $5 million for research, development and marketing. Mr. Fowlds also controls North American Oil and Gas. Mr. Fowlds has been a director of the Registrant since October 1986.

(b)	John Johnston, Vice President/Director.

Mr. Johnson, age 79, retired as a real estate developer in 1995. Mr. Johnson formerly designed 18 hole golf course and real estate developments. Mr. Johnston is a former winner of the Canadian Amateur Golf Championship and is a member of the British Columbia Hall of Fame. He has been a director of the Registrant since October 1986.

(c)	Robert M. Miller, Director.

Mr. Miller, age 61, retired as a financial consultant in 1995. Formerly he was a stockbroker and financial and real estate consultant in London, England; Brisbane, Australia and Vancouver, B.C., Canada. Mr. Miller has been a director of the Registrant since October 1992.

(d)	Anthony V. Feimann, Secretary-Treasurer.

Mr. Feimann, age 65, retired in 1993 as a financial consultant. He graduated with a Bachelor of Arts degree in Econometrics from the University of British Columbia in 1963. This included one year of post-graduate work. Mr. Feimann worked for a national firm of Chartered Accountants for five years and was in public practice in accounting for an additional two years. He was co-founder of Econometrica, Inc., an economic consulting company specializing in econometrics based in Santa Barbara, California.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of any class of the Registrant’s equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and beneficial owners of more than 10% of any class of the Registrant’s equity securities are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

Based solely upon a review of Form 4’s required to be filed under Rule 16a-3(d) during fiscal 2004 and any required Form 5’s with respect to fiscal 2005, and certain written representations from executive officers and directors, the Registrant is unaware that any required reports were not timely filed.

Code of Ethics.

The Registrant has not adopted a code of ethics that applies to the company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Registrant has not adopted such a code of ethics because of the low level of activity in the company; at a later time, such a code of ethics may be adopted by the board of directors.

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

Name and principal position	Year	Annual compensation			Long-term compensation
		Salary ($)	Bonus ($)	Other annual compen-sation ($)	Awards		Payouts	All other compen- sation ($)
					Restricted stock award(s) ($)	Securities under- lying options/ SARs (#) (1)	LTIP payouts ($)
Sidney B. Fowlds, President	2004 2003 2002	- - -	- - -	- - -	- - -	- - 62,500	- - -	- - -

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Registrant’s common stock as of December 1, 2005 (58,370,723 (1) issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (2)	Percent of Class
Common Stock	Sidney B. Fowlds, 27127 Calle Arroyo, Suite 1923, San Juan Capistrano, CA 92675	3,001,400 (3)	5.14%
Common Stock	John Johnston, 27127 Calle Arroyo, Suite 1923, San Juan Capistrano, CA 92675	2,001,750	3.43%
Common Stock	Robert M. Miller, 27127 Calle Arroyo, Suite 1923, San Juan Capistrano, CA 92675	2,001,750	3.43%
Common Stock	Anthony V. Feimann, 27127 Calle Arroyo, Suite 1923, San Juan Capistrano, CA 92675	2,000,000	3.43%

Common Stock	Shares of all directors and executive officers as a group (4 persons)	9,004,900	15.43%

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

(3)            2,001,400 of these shares are held in the name of North American Oil and Gas, a company controlled by Mr. Fowlds. The other 1,000,000 shares are held in the name of Nola Fowlds, Mr. Fowlds’ wife.

Securities Authorized for Issuance under Equity Compensation Plans.

The Registrant has adopted two equity compensation plans (neither of which have been approved by the company’s shareholders):

(a)      Non-Employee Directors and Consultants Retainer Stock Plan.

On June 1, 2000, the Registrant adopted a Retainer Stock Plan for Non-Employee Directors and Consultants (the company adopted Amendment No. 4 to this plan on October 15, 2004). The purposes of the plan are to enable the Registrant to promote the interests of the company by attracting and retaining non-employee directors and consultants capable of furthering the business of the company and by aligning their economic interests more closely with those of the company’s shareholders, by paying their retainer or fees in the form of shares of common stock. A total of 90,000,000 shares of common stock have been registered under this plan as a result of Form S-8’s filed with the SEC. As of September 30, 2004, there were 41,500,000 shares remaining to be issued under this plan.

(b)      Employee Stock Incentive Plan.

On June 1, 2000, the Registrant adopted an Employee Stock Incentive Plan (the company adopted Amendment No. 3 to this plan on October 15, 2004). This plan is intended to allow directors, officers, employees, and certain non-employees of the Registrant to receive options to purchase company common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the company, and to attract and retain employees. A total of 45,000,000 shares of common stock have been registered under this plan under Form S-8’s filed with the SEC. Options granted under this plan are to be exercisable for a period of ten years from the grant date at whatever price is established by the board of directors, in its sole discretion, on the date of the grant. As of September 30, 2005, all options granted under the plan had been exercised and there were no shares remaining to be issued under this plan.

Equity Compensation Plan Information September 30, 2005
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	Director’s and Consultant’s Plan: 41,500,000; Stock Incentive Plan: 0
Total	0	0	Director’s and Consultant’s Plan: 41,500,000; Stock Incentive Plan: 0

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

(a) As the Registrant has been unable to meet its financial obligations as they became due, JRM Financial Services, Inc., an entity in which one of the directors is Mr. Fowlds, offered to pay the obligations on behalf of the Registrant and agreed to make payments as required (through the use of the unused line of credit to draw on under a debenture), such payments secured by and subject to the terms of a debenture (assumed on October 1, 2000 from Xanthos Management Corporation; see Exhibit 2.1 of this Form 10-KSB). The total aggregate principal amount of the debenture is $5,000,000.00 that may be outstanding at any time and interest shall be payable at 10% per annum. By resolution of the board of directors (with Mr. Fowlds abstaining), dated April 1, 2005, the Registrant is authorized to pay JRM management fees of $62,000 per month (for services rendered to the Registrant in operating the company, as well as providing funds for the Registrant’s operations), and for JRM to pay all expenses except professwional fees, transfer agent fees and Filing. These payments are to cover expenses incurred by company management as they continue to travel to search for new business opportunities and to try to execute its current business plan.

(b) On October 27, 2004, the Registrant issued options covering a total of 15,000,000 shares of common stock to certain individuals for services rendered to the company, including three of its directors (excluding Sidney Fowlds), Nola Fowlds (Mr. Fowlds’ wife), and Henry Fowlds (Mr. Fowlds’ brother). These options were immediately exercised for a total amount of $127,500, which has been received by the company; this resulted in a total of 15,000,000 free trading shares of common stock being issued under a Form S-8 POS filed with the Securities and Exchange Commission.

ITEM 13. EXHIBITS.

Exhibits included or incorporated by reference herein are set forth under the Exhibit Index.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Janet Loss and George Brenner, CPA (collectively, “Accountants”) for the audit of the Registrant’s annual financial statements, and review of financial statements included in the company’s Form 10-QSB’s: 2004: $10,708; and 2005: $15,173.

Audit-Related Fees.

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Accountants that are reasonably related to the performance of the audit or review of the Registrant’s financial statements and are not reported under Audit Fees above: $0.

Tax Fees.

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Accountants for tax compliance, tax advice, and tax planning: $0.

All Other Fees.

The aggregate fees billed in each of the last two fiscal years for products and services provided by the Accountants, other than the services reported above: $0.

Audit Committee.

The Registrant’s audit committee consists of Anthony Feimann, a non-independent officer of the company. The audit committee has not adopted a written charter. The Registrant’s board of directors has determined that the company does have an audit committee financial expert serving on its audit committee.

The Registrant’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis.

George Brenner, CPA

A Professional Corporation

10680 W. PICO BOULEVARD, SUITE 260

LOS ANGELES, CALIFORNIA 90064

310/202-6445 – Fax 310/202-6494

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Parafin Corporation (A Development Stage Company)

formerly E.T. Corporation

I have audited the accompanying balance sheets of Parafin Corporation (A Development Stage Company) formerly E.T. Corporation as of September 30, 2005 and 2004, and the related statements of operations, stockholders’ (deficit) and cash flows for years ended September 30, 2005 and 2004 and the cumulative period October 3, 1978 through September 30, 2005. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parafin Corporation as of September 30, 2005 and 2004 and the results of its operations and its cash flows for the years ended September 30, 2005 and 2004 and the cumulative period (October 3, 1978 through September 30, 2005) in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations and has a stockholders’ deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Los Angeles, California

November 28, 2005

                                                          PARAFIN CORPORATION
                                                     (A Development Stage Company)
                                                            BALANCE SHEETS

                                                                ASSETS
                                                                   September 30,             September 30,
                                                                         2005                   2004
                                                                  ______________             ______________
Current Assets:
         Cash in checking                                   $                  0      $                  0
                                                            ____________________      _____________________

         Total Assets                                       $                  0      $                  0
                                                            ====================      ====================

                                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
         Debenture payable, JRM
          Financial Services Inc.                                 $      291,373            $      787,221

         Accounts payable                                                  1,175                     3,660
                                                                  ______________            _______________

                                                                         292,548                   790,881
                                                                  ______________            _______________

         Stockholders' Equity (Deficit):
         Preferred stock, par value $0.001,
          10,000,000 shares authorized,
          issued and outstanding - none                                        0                         0

         Common stock, par value $0.001,
         190,000,000 shares authorized,
         58,370,293 and 1,370,293 shares
          issued and outstanding                                          58,370                     1,370

         Paid-in-capital in excess of par value                       31,453,153                29,990,153

         Deficit accumulated during the
          Development stage                                         (31,804,071)              (30,782,404)
                                                                    ____________              ____________

         Total Stockholders' Equity (Deficit)                     (292,548)            (790,881)
                                                                  ______________            ______________

         Total Liabilities and Stockholders'
          Equity (Deficit)                                   $                 0       $                 0
                                                             ===================       ===================

                               The accompanying notes are an integral part of the financial statements.
                                                                   F-2

                                                          PARAFIN CORPORATION
                                                     (A Development Stage Company)
                                                       STATEMENTS OF OPERATIONS

                                               From Inception         For the Year              For the Year
                                            (October 3, 1978)             Ended                     Ended
                                             to September 30,         September 30,             September 30,
                                                    2005                  2005                       2004
                                           __________________        ______________            _______________

Revenues                                  $               --        $            --            $           --
                                          ___________________       _______________            _______________

General and Administrative
   Expenses:
         Accounting and legal                       237,255                  51,917                    33,000
         Amortization                             8,143,848                     --                        --
         Web Home Page                              250,000                 250,000                       --
         Depreciation                               534,886                     --                        --
         Consulting and
            management fees                      20,857,157                 681,200                   578,400
         Transfer and filing fees                   133,164                   7,661                    10,187
                                               ____________              ____________             ____________
Total General and Administrative
   Expenses                                      30,156,310                 990,778                   621,587
                                               ____________              ____________             ____________

Net (Loss) Before Other
   Income (Expenses)                           (30,156,310)              (990,778)             (621,587)
                                               ____________              ____________             ____________

Other Income and (Expenses):
         Interest expense                     (1,729,768)              (30,889)             (108,309)
Forgiveness of debt                                 82,007                        --                       --
                                              _____________              ____________             ____________

Total Other Income and
   Expenses                                   (1,647,761)              (30,889)             (108,309)
                                              _____________              ____________             ____________

Net (Loss)                                    $(31,804,071)              $(1,021,667)             $(729,896)
                                              =============              ============             ============

Basic and Diluted
  Earnings Per Share                                                     $(0.02)             $(      .79)
                                                                         ============             ============

Weighted Average Number
   Of Shares Outstanding                                                  44,793,370                 926,456
                                                                         ============             ============

                               The accompanying notes are an integral part of the financial statements.
                                                                 F-3

                                                          PARAFIN CORPORATION
                                                     (A Development Stage Company)
                                              STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                        FROM INCEPTION (OCTOBER 3, 1978) TO SEPTEMBER 30, 2005

                                                                                                       (Deficit)
                                                         Common                                       Accumulated               Total
                                  Common (1)              Stock               Additional               During the             Stockholders'
                                   Stock                Par Value              Paid-In                Development               Equity
                                  Shares                 Amount                Capital                   Stage                (Deficit)
---------------------------- -------------------- ------------------------ --------------------- ---------------------- ----------------------
---------------------------- -------------------- ------------------------ --------------------- ---------------------- ----------------------

Date of Inception,
October 3,1978                                 0                    $   0                 $   0                 $    0                  $   0

Issuance of Common Stock
for Cash:

November 8, 1978                               0                        0                18,000                      0                 18,000

November 30, 1978                              0                        0                 6,000                      0                  6,000

December 1, 1978 to                            0                        0                70,300                      0                 70,300
January 30, 1979

May 22, 1979                                   0                        0                12,000                      0                 12,000

September 28, 1979                             0                        0             1,726,611                      0              1,726,611

Common Stock Distributable
in connection with
property acquisition,                          0                        0                25,400                      0                 25,400
September 1, 1979

Net (loss) for the period
from Inception (October 3,
1978) to September 30, 1979                    0                        0                     0               (25,943)               (25,943)

Balance September 30, 1979                     0                        0             1,858,311               (25,943)              1,832,368

Net (loss) for the year
ended September 30, 1980                       0                        0                     0                  (274)                  (274)
                             ___________________  ________________________  ____________________  _____________________  _____________________

Balance September 30, 1980                     0                        0             1,858,311               (26,217)              1,832,094

Common stock Subscribed,                       0                        0                25,080                      0                 25,080
September 1, 1981

Net (loss) for the year
ended September 30, 1981                       0                        0                     0              (220,411)              (220,411)
                             ___________________  ________________________  ____________________  _____________________  _____________________

Balance September 30, 1981                     0                        0             1,883,391              (246,628)             1,636,763

                                                          PARAFIN CORPORATION
                                                     (A Development Stage Company)
                                              STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                        FROM INCEPTION (OCTOBER 3, 1978) TO SEPTEMBER 30, 2005
                                                              (continued)

                                                                                                    (Deficit)
                                                        Common                                     Accumulated             Total
                                 Common(1)               Stock              Additional              During the           Stockholders'
                                  Stock                Par Value             Paid-In               Development             Equity
                                  Shares                 Amount              Capital                  Stage               (Deficit)

--------------------------- -------------------- ----------------------- --------------------- --------------------- ---------------------
--------------------------- -------------------- ----------------------- --------------------- --------------------- ---------------------

Net loss for the year
ended September 30, 1982                      0                       0                     0             (970,727)             (970,727)
                            ____________________ _______________________ _____________________ _____________________ _____________________

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
                           _____________________ _______________________ _____________________ _____________________ _____________________

Balance, September 30,
1983                                          0                       0             2,586,050           (1,600,289)               985,761

Exchange of Common Stock
and warrant for oil and
gas leases (adjusted for
footnotes 1, 2, 3, 4,
and 5)                                        0                       0                13,896                     0                13,896

Net (loss) for the year
ended September 3, 1984

Balance, September 30,                        0                       0                     0              (53,080)              (53,080)
1984                      _____________________ ________________________ ______________________ ____________________ _____________________

                                              0                       0             2,599,946           (1,653,369)              946,577

                                                          PARAFIN CORPORATION
                                                     (A Development Stage Company)
                                              STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                        FROM INCEPTION (OCTOBER 3, 1978) TO SEPTEMBER 30, 2005
                                                              (continued)

                                                                                                  (Deficit)
                                                        Common                                   Accumulated             Total
                                 Common(1)              Stock               Additional            During the          Stockholders'
                                  Stock                Par Value             Paid-In             Development             Equity
                                 Shares                 Amount               Capital                 Stage             (Deficit)
                                     Shares
--------------------------- -------------------- ----------------------- --------------------- --------------------- ---------------------
--------------------------- -------------------- ----------------------- --------------------- --------------------- ---------------------

Net (loss) for the year
ended September 30, 1985                      0                       0                    0              (797,173)             (797,173)
                            ____________________ _______________________ _____________________ _____________________ ____________________

Balance September 30, 1985                    0                       0            2,599,946            (2,450,542)              149,404

Net (loss) for the year
ended September 30, 1986                      0                       0                    0              (266,446)             (266,446)
                            ____________________ _______________________ _____________________ _____________________ ____________________

Balance, September 30,
1986                                          0                       0            2,599,946            (2,716,988)             (117,042)

July 8, 1987 Shares
issued for oil and gas
producing properties                          0                       0            7,366,002                      0             7,366,002

Net (loss) for the year
ended September 1987                          0                       0                     0              (52,767)              (52,767)
                            ____________________ _______________________ _____________________ _____________________ _____________________

Balance, September 30,
1987
                                              0                       0             9,965,948           (2,769,755)             7,196,193

                                                          PARAFIN CORPORATION
                                                     (A Development Stage Company)
                                              STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                        FROM INCEPTION (OCTOBER 3, 1978) TO SEPTEMBER 30, 2005
                                                              (continued)

                                                                                                   (Deficit)
                                                        Common                                     Accumulated            Total
                                 Common(1)               Stock               Additional            During the          Stockholders'
                                  Stock                Par Value              Paid-In             Development             Equity
                                  Shares                 Amount               Capital                Stage              (Deficit)

--------------------------- -------------------- ----------------------- --------------------- --------------------- ---------------------
Net (loss) for the year
ended September 30, 1988                    0                       0                      0           (7,306,094)           (7,306,094)
                            ____________________ _______________________ _____________________ _____________________ _____________________

Balance, September 30,
1988                                        0                       0              9,965,948          (10,075,849)             (109,901)

Net income for the year
ended September 30, 1989                    0                       0                     0                 1,571                 1,571
                            ____________________ _______________________ _____________________ _____________________ _____________________

Balance, September 30,
1989                                        0                       0              9,965,948          (10,074,278)             (108,330)

Net Income (loss) for the
year ended September 30,                    0                       0                     0                     0                      0
1990                        ____________________ _______________________ _____________________ _____________________ _____________________

Balance, September 30,                      0                       0              9,965,948          (10,074,278)             (108,330)
1990

Net Income (loss) for the
year ended September 30,
1991                                        0                       0                     0                      0                     0
                            ___________________ ________________________ _____________________ ______________________ ____________________

Balance, September                            0                      0              9,965,948         (10,074,278)              (108,330)
30, 1991

Issue of shares on June
30, 1992                                      0                      0              6,650,000                    0              6,650,000

Acquisition (loss)                            0                      0                     0             (597,021)              (597,021)

Net (loss) for the Year
ended September 30, 1992                      0                      0                     0               (1,560)                (1,560)

                                                            PARAFIN CORPORATION
                                                     (A Development Stage Company)
                                              STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                        FROM INCEPTION (OCTOBER 3, 1978) TO SEPTEMBER 30, 2005
                                                              (continued)

                                                                                                  (Deficit)
                                                         Common                                   Accumulated           Total
                                 Common(1)               Stock              Additional            During the          Stockholders'
                                  Stock                Par Value             Paid-In              Development            Equity
                                 Shares                  Amount              Capital                 Stage             (Deficit)
--------------------------- -------------------- ----------------------- --------------------- --------------------- ---------------------
--------------------------- -------------------- ----------------------- --------------------- --------------------- ---------------------

Balance
September 30, 1992                            0                       0            16,615,948          (10,672,859)             5,943,089

Net (Loss) for the Year
Ended September 30,1993                       0                       0              0                  (2,736,933)           (2,736,933)
                            ____________________ _______________________ _____________________ _____________________ _____________________

Balance September 30, 1993                    0                       0            16,615,948          (13,409,792)             3,206,156

Net (Loss) for the year
ended September 30, 1994                      0                       0                     0           (2,636,474)           (2,636,474)
                            ____________________ _______________________ _____________________ _____________________ _____________________

Balance, September 30,
1994                                          0                       0            16,615,948          (16,046,266)               569,682

Reverse split of common
stock February 8, 1995,
 1 for 30                                     0                       0                     0                     0                     0

Issue 17 shares at
$3,001.20                                    17                       1             2,500,000                     0             2,500,000

Net (Loss) for the year
ended September, 30 1995                      0                       0                     0           (3,001,047)           (3,001,047)
                           _____________________ ________________________ ____________________ ______________________ ____________________

Balance September, 30
,1995                                        17                       0            19,115,948          (19,047,313)                68,635

Issue 17 shares at
$4,476.40                                    17                       0             3,750,000                     0             3,750,000

Issue 5 shares at
$37,453.17                                    5                       0            10,000,000                     0            10,000,000

Reversal of
shares issued                                 0                       0           (9,920,000)                     0           (9,920,000)

Net (Loss) for the year                       0                       0                     0           (4,294,332)           (4,294,332)
ended September 30, 1996  ______________________ ________________________ ____________________ ______________________ ____________________

Balance September 30, 1996                   39                       0            22,945,948          (23,341,645)             (395,697)

                                                          PARAFIN CORPORATION
                                                     (A Development Stage Company)
                                              STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                        FROM INCEPTION (OCTOBER 3, 1978) TO SEPTEMBER 30, 2005
                                                              (continued)

                                                                                                 (Deficit)
                                                       Common                                     Accumulated            Total
                                 Common(1)              Stock              Additional              During the           Stockholders'
                                  Stock                 Par Value            Paid-In               Development            Equity
                                 Shares                 Amount               Capital                 Stage               (Deficit)
---------------------------  ---------------------- ------------------- --------------------- --------------------- ---------------------
---------------------------  ---------------------- ------------------- --------------------- --------------------- ---------------------
Issue 100 shares at
$700,000 per share on
October 1, 1996                                100                1              3,499,999                      0               3,500,000

Cancellation of 100
shares issued at $700,000
per share on
February 15, 1997                             (100)              (1)           (3,499,999)                      0             (3,500,000)

Sale of 267 shares of
treasury stock  at
$6,142.32 in September                           0                0              1,640,000                      0               1,640,000
1997

Net (Loss) for the year
ended September 30, 1997                         0                0                      0             (1,146,273)              1,146,273)
                             ______________________ ___________________ ______________________ _____________________ ______________________

Balance September 30, 1997                      39                0              24,585,949           (24,487,918)                  98,030

Net (Loss) for the year
ended September 30, 1998                        0                 0                      0               (449,660)               (449,660)
                             ______________________ ___________________ ______________________ _____________________ ______________________

Balance September 30, 1998                     39                 0               24,585,949           (24,937,578)               (351,630)

Net (Loss) for the year
ended September 30, 1999                        0                 0                       0              (403,642)               (403,642)
                             ______________________ ___________________ ______________________ _____________________ ______________________

Balance September 30, 1999                     39                 0               24,585,949           (25,341,220)               (755,272)

Private placement of
common shares at $1,000
with warrants on November
17, 1999                                       10                 0                  500,000                      0                 500,000

Private placement of
common shares at $1,000
with warrants on
July 3, 2000                                   30                 0                1,500,000                      0               1,500,000

                                                          PARAFIN CORPORATION
                                                     (A Development Stage Company)
                                              STATEMENT OF STOCKHOLDER' EQUITY (DEFICIT)
                                        FROM INCEPTION (OCTOBER 3, 1978) TO SEPTEMBER 30, 2005
                                                              (continued)

                                                                                                 (Deficit)
                                                     Common                                      Accumulated             Total
                                 Common(1)            Stock               Additional              During the           Stockholders'
                                  Stock             Par Value              Paid-In               Development             Equity
                                 Shares              Amount                Capital                 Stage               (Deficit)
--------------------------- -------------------- ----------------- --------------------------- --------------------- -------------------

Net (Loss) for the year
ended September 30, 2000                      0                 0                           0             (424,431)           (424,431)
                            ____________________ _________________ ___________________________ _____________________ ___________________

Balance September 30, 2000                   79                 0                  26,585,949          (25,765,651)             820,297

December 11, of shares
for consulting services
at $500.00                                    2                 0                      50,000                     0              50,000

June 4, 2001 issuance of
shares with warrants for
payment of debentures at
$68.60 (Note 10)                            204                 0                     700,000                     0             700,000

July 2 ,2001 issuance of
shares  for payment of
debentures at $24.50                        204                 0                     250,000                     0             250,000

July 25, 2001 issuance of
shares for consulting
services at $10.00                          150                 0                     750,000                     0             750,000

Net (Loss) for the year
ended September 30, 2001                      0                 0                           0           (2,758,538)         (2,758,538)
                            ____________________ _________________ ____________________________ _____________________ ___________________

Balance September 30, 2001                  639                 0                  28,335,949          (28,524,189)           (188,241)

October 25, 2001 issuance
of shares for payment of
debenture at $20.00                         200                 0                     200,000                     0             200,000

October 29, 2001 issuance
of shares for consulting
services at $1.00                           318                 0                      15,900                     0              15,900

February 10, 2002
issuance of shares for
consulting services at
$10.00                                      135                 0                      67,500                     0              67,500

                                                          PARAFIN CORPORATION
                                                     (A Development Stage Company)
                                              STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                        FROM INCEPTION (OCTOBER 3, 1978) TO SEPTEMBER 30, 2005
                                                              (continued)

                                                                                                    (Deficit)
                                                         Common                                    Accumulated             Total
                                 Common(1)                Stock              Additional             During the          Stockholders'
                                  Stock                Par Value                Paid-In            Development              Equity
                                Shares                     Amount              Capital                  Stage              (Deficit)
--------------------------- -------------------- ----------------- --------------------------- --------------------- -----------------------
--------------------------- -------------------- ----------------- --------------------------- --------------------- -----------------------

April 25, 2002 issuance
of shares for consulting
services at $0.01
                                        6,500                   7               64,993                      0                 65,000

April 25, 2002 issuance
of shares for Directors
and Consultant Options at
$0.01 (Note 11)                        10,000                  10               99,990                      0                100,000

April 25, 2002 issuance
of shares with warrants
for payment of debenture
at $0.01                               18,000                  18              179,982                      0                180,000

Net loss for year ended
September 30, 2002                          0                   0                    0              (801,671)              (801,671)
                           ___________________ ___________________ __________________________ ______________________ _______________________

Balance September 30, 2002             35,792                  35           28,964,314           (29,325,860)              (361,512)

October 11, 2002:
Issuance of 11,000 common
shares for consulting                  11,000                  11               10,989                   -                    11,000

March 13, 2003: Issuance
of 500,000 common shares
of $0.02                              500,000                 500              499,500                   -                   500,000

March 13, 2003: Issuance
of 100,000 shares for
consulting at $0.001                  100,000                 100                4,900                   -                     5,000

March 18, 2003: Issuance
of 100,000 shares for
consulting at $0.001                  100,000                 100                4,900                   -                     5,000

March 28, 2003: Issuance
of 123,500 shares for
consulting at $0.001                  123,500                 123                6,052                   -                     6,175

Net (loss) for the year
ended September 30, 2003                    -                   -                    -            (726,648)                (726,648)
                           ____________________ ___________________ _________________________ ______________________ ____________________

Balance, September 30,
2003                                  870,292          $      869        $  29,490,655        $  (30,052,508)        $       (560,985)

                                                          PARAFIN CORPORATION
                                                     (A Development Stage Company)
                                              STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                        FROM INCEPTION (OCTOBER 3, 1978) TO SEPTEMBER 30, 2005
                                                              (continued)

                                                                                                       (Deficit)
                                                          Common                                      Accumulated             Total
                                  Common (1)               Stock               Additional              During the          Stockholders'
                                   Stock                Par Value               Paid-In               Development             Equity
                                  Shares                  Amount               Capital                   Stage              (Deficit)
---------------------------- -------------------- ------------------------ ---------------------- --------------------- ----------------------

August 20, 2004:
Issuance of 500,000
Commons shares                         500,000                      500                 499,500                     -                 500,000

Net(loss) for the
year ended September
30, 2004                                     -                        -                       -          (729,896)              (729,896)

Balance, September
30, 2004                             1,370,293            $       1,370          $   29,990,153      $   (30,782,404)       $      (790,881)
                             ____________________ _________________________ _____________________ _____________________ ______________________

October 15, 2004
1 for 50 reverse
split                                        0                        0                       0                     0                      0

October 18, 2004
25,000,000 warrants
exercised @ $.03                    25,000,000                   25,000                 725,000                     0                750,000

October 27, 2004
15,000,000 employee
stock options (S-8)
exercised @ $.01                    15,000,000                   15,000                 135,000                     0                150,000

November 29, 2004
2,000,000 shares
issued for
consulting
services @ $.01                      2,000,000                    2,000                  18,000                     0                 20,000

June 16, 2005
15,000,000 shares
@ $.04                              15,000,000                   15,000                 585,000                     0                600,000

June 16, 2005
issuance of 15,000,000
warrants exercisable
@ $.05                                       0                        0                       0                     0                      0

Net loss for the year
ended September 30, 2005                     0                        0                       0           (1,021,667)            (1,021,667)
                             ____________________ _________________________ _____________________ _____________________ ______________________

Balance
September 30, 2005                  58,370,293                  $58,370             $31,453,153         $(31,804,071)           $(292,548)

(1) All issuances have been adjusted for footnotes 2,3,4,5,6 and 7 below.

(2) Adjusted for April 22, 2002 reverse stock split, 1 for 50.

(3) Adjusted for April 30, 2001 reverse stock split, 1 for 10.

                                                          PARAFIN CORPORATION
                                                     (A Development Stage Company)
                                              STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                        FROM INCEPTION (OCTOBER 3, 1978) TO SEPTEMBER 30, 2005
                                                              (continued)

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

                                                          PARAFIN CORPORATION
                                                     (A Development Stage Company)
                                                       STATEMENTS OF CASH FLOWS
                                        FROM INCEPTION (OCTOBER 3, 1978) TO SEPTEMBER 30, 2005

                                               From Inception          For the Year              For the Year
                                            (October 3, 1978)           Ended                     Ended
                                              to September 30,         September 30,             September 30,
                                                    2005                  2005                    2004
                                          ____________________  _______________________  __________________________

Cash Flows from
  Operating Activities:
         Net (loss)                         $(31,804,071)             $(1,021,667)            $(729,896)
Adjustments to Reconcile
  Net (Loss) to Cash (Loss)
  From Operating Activities:
         Stock compensation                        20,000                     20,000                         --
         Amortization                           8,143,848                        --                          --
         Depreciation                             534,886                        --                          --
Less Non-Cash Working
  Capital Items:
         Increase (decrease) in
           accounts payable                         1,175              (2,485)                        444
                                          ___________________  ________________________  __________________________
Net Cash Used in
  Operating Activities                      (23,104,162)           (1,004,152)            (729,452)
                                          ___________________  ________________________  __________________________

Cash flows from Investing
  Activities:
         Acquisition of fixed assets        (534,886)                     --                          --
         Acquisition of other assets        (8,143,848)                     --                          --
Net Cash Used in Investing
  Activities                                (8,678,734)                     --                          --

Cash Flows from Financing Activities:
         Proceeds from JRM
           Financial Services, Inc.               4,221,373               1,004,152                     729,452
         Payments to JRM
           Financial Services Inc.          (3,930,000)         (1,500,000)           (500,000)
         Issuance of Common Stock                31,491,523               1,500,000                    500,000
                                          ___________________  ________________________  __________________________
Net Cash Provided By
  Financing Activities                           31,782,896               1,004,152                    729,452
                                          ___________________  ________________________  __________________________

Net Increase (Decrease)
  In Cash                                               --                      --                          --
Cash, Beginning of Period                               --                      --                          --
Cash, End of Period                         $           --        $             --            $             --
                                          ===================  ========================  ==========================

                                  The accompanying notes are an integral part of the financial statements.

PARAFIN CORPORATON

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

NOTE 1 – HISTORY

Following is the chronological history of Parafin Corporation, the Company: E.T. Capital, Inc. (formerly Caribou Energy, Inc.) was incorporated in Colorado in 1978. The Company was originally engaged in oil and gas exploration from its inception until 1988. In 1988, the Company abandoned all of its oil and gas properties and all accounts associated with oil and gas have been written off.

In 1992, E.T. Capital, Inc. (the Colorado Corporation) secured all the rights, title and interest to the E.T. “TeleManagement” VoiceMail System and 1-800 and 1-900 “pay-per-call” telephone numbers and information center from a Nevada corporation, E.T. Network, Inc., for $6,650,000.00. This purchase was financed by the sale of 20,000,000 Regulation “S” restricted shares of the Company.

As of October 1, 1994, the Colorado Corporation changed its name to E.T. Capital, Inc.

E.T. Network, Inc. was a Nevada corporation that owned the worldwide rights to the E.T. “TeleManagement” VoiceMail System and the 1-800 and 1-900 “pay-per-call” telephone numbers and information center. Its wholly owned subsidiary was Encryption Technology Canada, Inc. (E.T.). This subsidiary owned the rights for the VoiceMail system in Canada.

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

The Company is continuing its efforts in its entry into not-for profit fund raising using “1-800” and “1-900” pay-per-call telephone numbers and the Company has retained the services of consultants to attempt to procure contracts.

As of August 30, 2002 the Company divested itself of two assets, the Company’s timeshare website, “timeshareunitsales.com” and “eSearch B2B.com” (proprietary software for an internet Meta Crawler), into two corporations and will apply for the listing of their shares on the Over the Counter Bulletin Board. Shareholders of record August 30, 2002 received one share of each corporation for each share of E.T. Corporation held as of that date.

On October 7, 2004, the Company’s name was changed from E.T. Corporation to Parafin Corporation.

PARAFIN CORPORATON

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Method of Accounting

The Company is on the accrual basis of accounting for financial statements and income tax purposes. The Company adopted a fiscal year end of September 30.

Development Stage Company

The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development-Stage Enterprises”. A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenue there from. Development-stage companies report cumulative costs from the enterprise’s inception.

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

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact to its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

PARAFIN CORPORATON

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

NOTE 3 – GOING CONCERN

As of September 30, 2005, the Company had a stockholders’ deficit of $31,804,071 and no cash. As a result, substantial doubt exists about its ability to continue as a going concern. These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Operations to date have been primarily financed by equity transactions. The Company’s future operations are dependent upon the identification and successful completion of additional equity financing, the continued support of creditors and shareholders, and, ultimately the achievement of profitable operations. There can be no assurances that the Company will be successful. If it is not, the Company will be required to reduce operations or liquidate assets, if any. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTIES

Advances payable JRM Financial Services, Inc.,

secured with floating debenture and due on demand.	$291,373

Since the Company has been unable to meet its financial obligations as they become due, JRM Financial Services, Inc. an entity in which one of the directors and officer is Mr. Fowlds, the Company’s CEO, offered to pay the obligations on behalf of the Company and to make payments as required (through the use of the unused line of credit to draw on under a debenture) such payments secured by and subject to the terms of a debenture. The total aggregate principal amount of the debenture is $5,000,000 that may be outstanding at any time and interest should be payable at 12% compounded quarterly. Interest expense is computed on a quarterly basis, and the amount is then added to the principal amount of the debenture. Mr. Fowlds is also a director and officer of Parafin Corporation.

By resolution of the board of directors (with Mr. Fowlds abstaining) dated October 1, 2000, the Company is authorized to pay JRM Financial Services, Inc., management fees of $25,000 per month (for services rendered to the Registrant in operating the Company, as well as providing funds for the Company’s operations), and for JRM Financial Services, Inc. to pay auto, rent, telephone, travel and promotion expenses of the Company of a minimum of $23,200 per month (although JRM pays more than this amount, if needed and approved by the Board of Directors). These payments are to cover expenses incurred by Company’s management as they continue to travel to search for new business opportunities and to try to execute its current business plan.

By resolution of the board of directors (with Mr. Fowlds abstaining) effective from April 1, 2005, JRM Financial Services Inc. will pay all telephone, rent, travel and promotion expenses on behalf of the Corporation and the management fees are increased to $62,000 per month. JRM Financial Services Inc. will bill the Corporation for professional fees, transfer fees and consulting fees.

NOTE 5 – DEBENTURE PAYABLE, BEARER

This debenture is dated October 1, 1992, and the total aggregate principal amount of the debenture is $5,000,000 that may be outstanding at any time, interest shall be payable at 12% per annum compounded quarterly, and the principal amount is due upon demand.  The debenture is secured by all Company assets of a like kind or nature hereafter acquired including but not limited to the TeleManagement System, 1-900 Services, 1-800 Services, Voice Mail Services and Computer Centers.  The current outstanding balance is $291,373.

NOTE 6 – FUNDING CONCENTRATION

Monies raised to pay down the debenture have been provided by the issuance of stock through the Company’s fiscal agent Rukos Security Advice AG, a broker dealer whose principal offices are in Frankfurt, Germany.

NOTE 7 – LOSS PER SHARE

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

NOTE 8 – WARRANTS

Warrants were issued with the private placement of common stock as follows

Number of Shares

Issuance Date

Price

Expiration Date

15,000,000

June 16, 2005

$0.05 per warrant

3 years

Twenty-five million warrants were issued in connection with the 25,000,000 pre reverse stock split shares issued on August 20, 2004.  These warrants were exercised October 18, 2004 (Other Events Note 12C) at $0.03 per share aggregating $750,000.

NOTE 9 – STOCK BENEFIT PLANS

Retainer Stock Plan for Non-Employee Directors and Consultants.

On June 1, 2000, the Company adopted a Retainer Stock Plan for Non-Employee Directors and Consultants (the company adopted Amendment No. 3 to this plan on March 15, 2003).  The purposes of the plan are to enable the Company to promote the interests of the company by attracting and retaining non-employee directors and consultants capable of furthering the business of the company and by aligning their economic interests more closely with those of the company’s shareholders, by paying their retainer or fees in the form of shares of common stock.  A total of 60,000,000 shares of common stock were registered under this plan as a result of a Form S-8 POS filed with the SEC on April 10, 2003.  During the year ended September 30, 2005, 15,000,000 shares were exercised.  As of September 30, 2005, there were 13,500,000 shares remaining to be issued under this plan.  However see Note 12 D, “Other Events”.

Stock Incentive Plan.

On June 1, 2000, the Company adopted a Stock Incentive Plan (the Company adopted Amendment No. 2 to this plan on May 1, 2002).  This plan is intended to allow directors, officers, employees, and certain non-employees of the Company to receive options to purchase company common stock.  The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the company, and to attract and retain employees.  A total of 30,000,000 shares of common stock were registered under this plan under a Form S-8 POS filed with the SEC on February 6, 2002.  Options granted under this plan are to be exercisable at $0.01 per share.  As of September 30, 2004, all options granted under the plan had been exercised and there were no shares remaining to be issued under this plan.  However see Note 12 D “Other
Events”.

On April 25, 2002, the Company issued options covering 10,000,000 shares of common stock under this plan.  These options were exercised on April 25, 2002 and the price set forth in that plan ($0.01 per share).  This resulted in total proceeds to the Company of $100,000.

NOTE 10 – RECLASSIFICATION

The debenture has been reclassified from a long term liability to a current liability for the balance sheet as of September 30, 2003.

NOTE 11 – SUPPLEMENTARY INFORMATION – CASH FLOWS

Following are the supplemental data in connection with the accompanying

Statements of Cash Flows:

                                         Year Ended September 30,
                                                          2005            2004
Interest paid                                            $30,889          $108,309
                                                         =======          ========
Income taxes paid                                        $     0          $      0
                                                         =======          ========
Non-monetary transaction
     Consulting stock issued
     2,000,000 shares                                    $20,000          $      0
                                                         =======          ========

NOTE 12 – OTHER EVENTS

The following events occurred during the year:

A. On October 7, 2004 the Company’s name was changed to Parafin Corporation from E.T.

Corporation.

B.    On October 15, 2004 a reverse stock split 1 for 50 was effected.

C.   On October 18, 2004 25,000,000 warrants issued in connection with the August 20, 2004 issuance of 25,000,000 (pre reverse stock split) shares of common stock were exercised at $0.03 per share.  The aggregate value ($750,000) was used to pay against the debenture balance of $787,221 existing at September 30, 2004.

D.   On October 27, 2004 a registration was filed increasing the Retainer Stock Plan by 30,000,000 shares and the Stock Incentive Plan by 15,000,000 shares.

E.  On December 6, 2004 the Company potentially acquired an 80% interest in a license to explore the 2,456,453 hectares (approximately 5,986,000 acres) in the Alto Parana Block, Alto

Parana Province, Paraguay.  Details of the acquisition are contained in a Farmout Agreement as filed on Form 8-K with the SEC. The acquisition is pending approval of the Paraguay government.

PARAFIN CORPORATON

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

In connection with the acquisition the Company engaged a consultant who will be compensated in 5,000,000 shares of Company stock payable in installments as work proceeds.  In the year ended December 31, 2005 2,000,000 shares were issued at $.01 per share for $20,000.

NOTE 13 – INCOME TAXES

The Company has net operating losses (NOL) carryforwards of approximately $21,134,000.  NOL’s can be carried forward 15 years for losses prior to August 6, 1997; 20 years for losses after August 6, 1997.  Because of the uncertainty that the NOL will ever be used the Company has provided an allowance for the entire NOL.  Following are the NOL’s by years that expire from 2005 through 2025:

YEAR

LOSS

EXPIRES

1992

$2000

2007

1993

2,737,000

2008

1994

2,636,000

2009

1995

3,001,000

2010

1996

4,294,000

2011

1997

1,146,000

2017

1998

450,000

2018

1999

404,000

2019

2000

424,000

2020

2001

2,759,000

2021

2002

802,000

2022

2003

727,000

2023

2004

730,000

2024

2005

1,022,000

2025

$21,134,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ParaFin Corporation

Dated: December 1, 2005

By: /s/ Sidney B. Fowlds

Sidney B. Fowlds, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature

Title

             Date

 /s/  Sidney B. Fowlds
 Sidney B. Fowlds

President/Chairman of the Board

December 1, 2005

 /s/  John Johnston
 John Johnston

Vice President/Director

December 1, 2005

 /s/  Robert M. Miller
 Robert M. Miller

Director

December 1, 2005

 /s/  Anthony V. Feimann
 Anthony V. Feimann

Secretary/Treasurer (principal financial and accounting officer)

December 1, 2005

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