Form 10-Q
period 2005-12-31
ParaFin CORP
filed 2006-02-13
CIK 311842

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-9071

PARAFIN CORPORATION

(Exact name of Registrant as specified in its charter)

               Nevada 74-2026624

(State or jurisdiction of incorporation I.R.S. Employer

or organization)	Identification No.)

5190 Neil Road, Suite 430	Reno, Nevada 89502
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (877) 613-3131

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No __

As of December 31, 2005, the Registrant had 58,370,290 ( without adjusting for subsequent 10 for 1 reverse stock split in January, 2006) 1shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes __	No	X	.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	PAGE

         ITEM 1.  FINANCIAL STATEMENTS

                         BALANCE SHEET AS OF DECEMBER 31, 2005...................................................3

                         STATEMENT OF OPERATIONS
                         FOR THE THREE MONTHS ENDED
                         DECEMBER 31, 2004 AND DECEMBER 31, 2005.................................................4

                         STATEMENTS OF CASH FLOWS
                            FOR THE THREE MONTHS ENDED

PART II-  OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS..............................................................................13

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS......................................................13

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................................................13

         item 4.  SUBMISSION OF MATTERS TO A VOTE

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCAL STATEMENTS.

PARAFIN CORPORATION

(A Development Stage Company)

BALANCE SHEET

DECEMBER 31, 2005

(Unaudited)

ASSETS

Current Assets:

Cash	$0

Total Assets	$0

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:

Debenture Payable - JRM Financial Services Inc.	$512,432

Accounts Payable	$595
513,027

Shareholders’ Equity:

Common Stock , $0.001 par value
190,000,000 common shares authorized,
5,837,029 issued and outstanding(1)	5,837
Preferred Stock - 10,000,000 authorized, none issued	0
Paid-In-Capital (in excess of par value)	31,505,686
Accumulated Deficit	(32,024,550)
Shareholders’ Equity (Deficit)	(513,027)
Total Liabilities & Shareholders’ Equity (Deficit)	$0

(1) Adjusted for a 1 for 10 reverse stock split on January 9th, 2006 to give retroactive recognition to the stock split

The accompanying notes are an integral part of these financial statements

PARAFIN CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

                                                                                                         From Inception
                                                          For The Three Months Ended                     Oct.3, 1978 to
                                                          Dec. 31, 2004        Dec. 31, 2005              Dec. 31, 2005
                                                          -------------        -------------              -------------

Revenue                                                   $          0       $            0             $             0
                                                          -------------      ---------------            ----------------

General and Administrative Expenses:
  Depreciation                                                       0                    0                     534,886
   Professional Fees                                            17,500                19,200                    256,455
   Web Home Page                                                     0                    0                     250,000
   Consulting Fees and Management Fees                         164,600               186,000                 21,043,157
   Transfer Agent and Filing Fees                                3,486                 3,400                    136,564
   Amortization                                                      0                    0                   8,143,848
                                                        --------------       ---------------                  ---------

   Total General and
   Administrative Expenses                                     185,586               208,600                 30,364,910
                                                            ----------           -----------                 ----------

Other (Income) Expenses
   Forgivness of Debt                                                0                    0                 (82,007)
   Interest Expense                                              9,651                11,879                  1,741,647
                                                          ------------         -------------               ------------

   Total Other (Income) Expenses                                 9,651                11,879                  1,659,640
                                                          ------------          ------------               ------------

Net Income (Loss)                                            $(195,237)           $(220,479)               (32,024,550)
                                                             =========            ==========               ============

Basic and Diluted
   Earnings (loss) Per Share                              $      (0.06)        $      (0.04)                       N/A
                                                          =============        =============               ============

Weighted  Average Shares
   Outstanding*                                              3,175,491            5,837,029                       N/A
                                                           ===========          ===========               ============

* Shares adjusted for 1 for 10 reverse split as of January 9th, 2006 to give retroactive recognition to the stock split

The accompanying notes are an integral part of these financial statements

PARAFIN CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

                                                               For The Three Months Ended                          From Inception
                                                                                                                   Oct.3, 1978 to
                                                               Dec. 31, 2004      Dec. 31, 2005                     Dec. 31, 2005
                                                               -------------      -------------                     -------------

Cash Flows From Operating Activities:
   Net Loss for the period                                       $(195,237)          $(220,479)                    (32,024,550)
   Adjustments to reconcile net loss to
   net cash used by operating activities:
   From Operations:
     Stock Compensation                                                   0                  0                           20,000
     Amortization                                                         0                  0                        8,143,848
     Depreciation                                                         0                  0                          534,886

     Increase (Decrease) in accounts payable                  (3,500)     (580)                              595
                                                             --------------      --------------                    -------------

Net cash used by operations                                       (198,737)           (221,059)                    (23,325,221)
                                                             --------------      --------------                    -------------

Cash Flows From Investing Activities:
 Acquisition of Fixed Assets                                              0                  0                        (534,886)
 Acquisition of Other Assets                                              0                  0                      (8,143,848)
                                                             --------------      --------------                     ------------

Net Cash from Investing                                                   0                  0                      (8,678,734)
                                                             --------------      --------------                     -----------

Cash Flows From Financing Activities:
   Increase (decrease) in debenture payable                   (721,263)            221,059                          512,432
   Issuance of common stock                                        920,000                   0                       31,491,523
                                                             --------------      -------------                      -----------
Net cash provided by financing activities                          198,737             221,059                       32,003,955
                                                             --------------      -------------                      -----------

Net Increase (Decrease) in Cash                                           0                  0                                0

Beginning Cash Balance                                                    0                  0                                0
                                                             --------------      -------------                      -----------

Ending Cash Balance                                        $              0      $           0                 $              0
                                                           ================      =============                 ================

The accompanying notes are an integral part of these financial statements

PARAFIN CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements of ParaFin Corporation, a Nevada corporation (“Company”), have been prepared in accordance with Securities and Exchange Commission (“SEC”) requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended September 30, 2005 financial statements of the Company included in the Form 10-KSB filed with the SEC by the Company.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

Due to related parties at December 31, 2005 consist of the following:

Advances payable to an entity controlled by a

major shareholder of the company represent advances,

secured with floating debenture and due on demand	$512,432

Total due to related parties	$512,432

NOTE 3 – GOING CONCERN

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $220,479 for the three months ended December 31st, 2005. As of December 31, 2005, the Company reported an accumulated deficit of $32,024,550. The Company’s ability to generate net income and positive cash flows is dependent on the ability to develop its business while reducing operating costs, as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. As of December 31, 2005, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 4 – HYDROCARBON EXPLORATION

On December 6, 2004 the Company signed a Farmout Agreement potentially acquired an 80% interest in a license to explore the 2,456,452 hectares (approximately 5,986,000 acres) in the Alto Parana Block, Alto Parana Province, Paraguay. Details of the acquisition are contained in a Farmout Agreement as filed on Form 8-K with the SEC. The acquisition is pending approval of the Paraguay government.

In connection with the acquisition the Company engaged a consultant who will be compensated in 5,000,000 shares of Company stock payable in installments as work proceeds.

NOTE 5 – EXPENSE AGREEMENT

Effective April 1, 2005 the Company signed a new agreement with JRM, Financial Services Inc. (JRM), an entity controlled by the president of the Company.  Under the new agreement JRM, in consideration for $62,000 per month, will pay all expenses except professional legal and accounting fees, transfer agent fees and extraordinary expenditures.  Typical expenditures included under the agreement are management fees, rent, telephone, travel and promotion and auto expenses.

The accompanying statement of operations has been reclassified to record the expenses in accordance with the new agreement.

NOTE 6 – FUNDING CONCENTRATION

Monies raised to pay down the debenture have been provided by the private placement sale of restricted stock through an investment banker.

NOTE 7 – INCOME TAXES

The Company has net operating losses (NOL) carryforwards of approximately $21,000,000.  NOL’s can be carried forward 15 years for losses prior to August 6, 1997; 20 years for losses after August 6, 1997.  Because of the uncertainty that the NOL will ever be used the Company has provided an allowance for the entire NOL.

NOTE 8 - SUBSEQUENT EVENTS

On January 9th, 2006, the Company effected a 1 for 10 reverse stock split of its issued and outstanding common stock. Shares presented in the Financial Statements have been adjusted for the 1 for 10 reverse split as of January 9th, 2006 to give retroactive recognition to the stock split.

ITEM 2. PLAN OF OPERATION.

The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

Twelve-Month Plan of Operation.

(a)	1 900 Numbers.

Loss of 1 900 Telephone Provider May Affect Plan of Business.

The 1 900 service provider for the Registrant, Network Telephone Services, Inc., has informed the company that 1 900 services are being curtailed by all Telephone companies and that AT&T has informed them that AT&T is no longer providing 1 900 telephone service. While the Registrant has only one number services by AT&T, 1 900 REPUBLICAN, management will make a determination as to a subsequent telephone provider when it obtains more information from Network Telephone Services, Inc. If the Registrant is unable to obtain a substitute telephone provider for this 1 900 number, then it could not be used, which could in turn affect future business prospects for the company.

To develop cash flow the Company will continue to rely on JRM Financial Services, Inc. to finance the Company’s ongoing overhead under the terms of the bearer debenture it holds until fund raising contracts have been signed (see notes to the audited financial statements contained elsewhere in this report. The Company has availability to sufficient cash funds to maintain operations for the next twelve months.

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

Paraguay has enacted a Hydrocarbon Law for the “prospecting, exploration and exploitation of petroleum and other hydrocarbons” in that country. The terms of this agreement are conditioned on the approval by the Government of Paraguay of the application by Guarani for a license under the Hydrocarbon Law in the Alto Parana Block. The President of Paraguay has signed the License and is awaiting the approval of the Congress.

Under the Agreement, the Company ParaFin will initially pay US$500,000 to Guarani and, in addition, pay 100% of all costs associated with the acquisition of new seismic, the interpretation of such new and existing seismic and drilling, completing and equipping to the tanks (or abandonment) of the first two wells drilled by Guarani on the Alto Parana Block pursuant to the terms of a license.

Under this agreement, Guarani will be the operator of the project. A Joint Operating Agreement (“JOA”) between the Company and Guarani is to be signed prior to drilling. The JOA estimates these costs will not to exceed US$3,500,000. The Company is looking at several different financing sources for the capital that will be required to fund operations if Guarani receives the approval of the license from the Government of Paraguay.

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

Capital Expenditures.

There were no material capital expenditures during the quarter ended December 31st, 2005.

Risk Factors Connected with Plan of Operation.

(a) Limited Prior Operations, History of Operating Losses, and Accumulated Deficit May Affect Ability of Company to Survive.

The Company has had limited prior operations to date. Since the Company’s principal activities to date have been limited to organizational activities, research and development, and prospect development, it has no record of any revenue-producing operations. Consequently, there is only a limited operating history upon which to base an assumption that the Company will be able to achieve its business plans. In addition, the Company has only limited assets (which consist of the rights to use certain 1-900 telephone numbers). As a result, there can be no assurance that the Company will generate significant revenues in the future; and there can be no assurance that the Company will operate at a profitable level. If the Company is unable to obtain customers and generate sufficient revenues so that it can profitably operate, the Company’s business will not succeed. Accordingly, the Company’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business.

As a result of the fixed nature of many of the Company’s expenses, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the development and marketing of the Company=s products or any capital raising or revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on the Company’s operations and financial condition.

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

Effective April 1, 2005 the Company signed a new agreement with JRM.  Under the new agreement JRM, in consideration for $62,000 per month, will pay all expenses except professional legal and accounting fees, transfer agent fees and extraordinary expenditures.  Typical expenditures included under the agreement are management fees, rent, telephone, travel and promotion and auto expenses.

The Company does not anticipate, at the present time, needing to raise any additional capital in the next twelve months to implement its sales and marketing strategy and grow. In the event that the Company’s plans change or its assumptions change (due to unanticipated expenses, technical difficulties, or otherwise), the Company would be required to seek additional financing sooner than currently anticipated or may be required to significantly curtail or cease its operations.

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

To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company’s operations. Regardless of whether the Company’s access to financing proves to be inadequate to meet the company’s operational needs, the Company may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders.

(c) Independent Auditors Have Expressed Substantial Doubt of the Ability to Continue as a Going Concern.

In his report dated December 9th, 2005, Company’s independent auditor stated that the financial statements for the year ended September 30, 2005 were prepared assuming that the company would continue as a going concern. The company’s ability to continue as a going concern is an issue raised as a result of cash flow constraint, an accumulated deficit, and recurring losses from operations. The Company continues to experience net losses. The company’s ability to continue as a going concern is subject to the ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of the company’s securities, increasing sales or obtaining loans from various financial institutions where possible. The continued net losses and stockholders’ deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

(d)	Loss of 1 900 Telephone Provider May Affect Plan of Business.

The 1 900 service provider for the Registrant, Network Telephone Services, Inc., has informed the company that 1 900 services are being curtailed by all Telephone companies and that AT&T has informed them that AT&T is no longer providing 1 900 telephone service. While the Registrant has only one number services by AT&T, 1 900 REPUBLICAN, management will make a determination as to a subsequent telephone provider when it obtains more information from Network Telephone Services, Inc. If the Registrant is unable to obtain a substitute telephone provider for this 1 900 number, then it could not be used, which could in turn affect future business prospects for the company.

(e)	Competition May Affect Operating Result in the Future.

The Company’s activities in the fund raising industry, and the prospective activities in oil and gas exploration, involve a competitive industries. Many of the Company’s competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than the company does. The Company also expects to face additional competition as other established and emerging companies enter the fund raising business.

(f)  Control by Officers and Directors Over Affairs of the Company May Override Wishes of Other Stockholders.

The Company officers and directors currently own common stock equal to approximately 15% of the outstanding shares of the Company’s common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. Investors will only have rights associated with stockholders to make decisions that affect the Company. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Company.

(g) Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Company.

The Company’s success may be dependent upon the hiring of qualified administrative personnel. None of the Company’s officers and directors has an employment agreement with the Company; therefore, there can be no assurance that these personnel will remain employed by the Company after the termination of such agreements. Should any of these individuals cease to be affiliated with the Company for any reason before qualified replacements could be found, there could be material adverse effects on the Company’s business and prospects in that replacement personnel may not understand the proposed business of the company. Also, the Company does not carry any key person insurance on any of the officers and directors of the company.

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

(h) Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Company.

The Company’s Articles of Incorporation include provisions to eliminate, to the fullest extent permitted by the Nevada Revised Statutes as in effect from time to time, the personal liability of directors of the Company for monetary damages arising from a breach of their fiduciary duties as directors. The Bylaws of the Company include provisions to the effect that the Company may, to the maximum extent permitted from time to time under applicable law, indemnify any director, officer, or employee to the extent that such indemnification and advancement of expense is permitted under such law, as it may from time to time be in effect. Any limitation on the liability of any director, or indemnification of directors, officer, or employees, could result in substantial expenditures being made by the Company in covering any liability of such persons or in indemnifying them.

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

(k)    Non-Cumulative Voting May Affect Ability of Shareholders to Influence Company Decisions.

Holders of the shares are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Company, and the minority shareholders will not be able to elect a representative to the Company’s board of directors.

(l)	Absence of Cash Dividends May Affect Investment Value of Company’s Stock.

The board of directors does not anticipate paying cash dividends on the shares for the foreseeable future and intends to retain any future earnings to finance the growth of the Company’s business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements, and the general operating and financial condition of the Company, and will be subject to legal limitations on the payment of dividends out of paid-in capital.

(m)	Conversion features of the Debenture cancelled by joint agreement.

Under the debenture agreement between the Company and JRM, JRM had the right to convert any portion or the entire principal amount due under the debenture that may at any time be outstanding into restricted common shares of the Company at a price of $0.50 per share. The conversion feature has been cancelled by joint agreement.

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

There has been only a limited public market for the common stock of the Company. The common stock of the Company is currently traded on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the company’s securities. The regulations governing penny stocks, as set forth above, sometimes limit the ability of broker-dealers to sell the Company’s common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

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

Companies trading on the OTC Bulletin Board, such as the Company, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If the Company fails to remain current in its reporting requirements, the company could be removed from the OTC Bulletin Board. As a result, the market liquidity for the Company’s securities could be severely adversely affected by limiting the ability of broker-dealers to sell its securities and the ability of stockholders to sell their securities in the secondary market.

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

Critical Accounting Policies.

The Securities and Exchange Commission (“SEC”) has issued Financial Reporting release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company’s most critical accounting policies include: (a) use of estimates in the preparation of financial statements; and (b) impairment of long-lived assets. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

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

Forward Looking Statements.

Information in this Form 10-QSB contains “forward looking statements” within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-QSB, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our adequacy of cash, expectations regarding net losses and cash flow, and our operating expenses.

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

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Changes in Disclosure Controls and Procedures.

There were no significant changes in the Company’s disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since their most recent evaluation.

PART II B OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Other than as set forth below, the Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None, except as previously disclosed in a Form 8-K filing. In addition, there have been no purchases of common stock of the Company by the Company or its affiliates during the three months ended December 31, 2005

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

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

ParaFin Corporation

Dated: February 7, 2006	By: /s/ Sidney B. Fowlds
Sidney B. Fowlds, President

Dated: February 7, 2006	By: /s/ Anthony V. Feimann
Anthony V. Feimann,
Secretary/Treasurer

EXHIBIT INDEX

Number	Description

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