Form 10-Q
period 2006-03-31
ParaFin CORP
filed 2006-05-22
CIK 311842

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

(Address of principal executive office) (Zip Code)

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

As of March 31, 2006, the Registrant had 69,338,152 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes	No	X	.

TABLE OF CONTENTS

PART I B FINANCIAL INFORMATION	Page

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEET as of March 31, 2006	6

STATEMENT OF OPERATIONS
for the three months and six months ended
March 31, 2006 and March 31, 2005	7

STATEMENT OF CASH FLOWS
for the six months ended
March 31, 2006 and March 31, 2005	8

NOTES TO FINANCIAL STATEMENTS	9

ITEM 2. PLAN OF OPERATION	12

ITEM 3. CONTROLS AND PROCEDURES	18

PART II B OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	19

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS	20

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	20

ITEM 4. SUBMISSION TO A VOTE OF SECURITY HOLDERS	20

ITEM 5. OTHER INFORMATION	20

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	20

SIGNATURES	21

PART I B FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PARAFIN CORPORATION

27127 Calle Arroyo, Suite 1923

San Juan Capistrano, CA 92675

May 10, 2006

George Brenner, CPA

10680 W. Pico Blvd., Suite 260

Los Angeles, CA 90064

Dear Mr. Brenner:

We are providing this letter in connection with your unaudited interim review of the balance sheet of Parafin Corporation as of March 31, 2006, and the related statements of income, retained earnings, and cash flows for the three months and the six months ended March 31, 2006 for the purpose of determining whether the financial statements present fairly, in all material respects, the financial position, results of operations, and cash flows of Parafin Corporation in conformity with U.S. generally accepted accounting principles. We confirm that we are responsible for the fair presentation in the financial statements of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. We are also responsible for adopting sound accounting policies, establishing and maintaining internal control, and preventing and detecting fraud.

We confirm, to the best of our knowledge and belief the following representations made to you during your review.

1.	The financial statements referred to above are fairly presented in conformity with U.S. generally accepted accounting principles.

2.	We have made available to you all—
a.	Financial records and related data.
b.	Minutes of the meetings of stockholders, directors, and committees of directors, or summaries of actions of recent meetings for which minutes have not yet been prepared.

3.	There have been no communications from regulatory agencies concerning noncompliance with, or deficiencies in, financial reporting practices.

4.	There are no material transactions that have not been properly recorded in the accounting records underlying the financial statements.

5.	We believe the effects of any uncorrected financial statement misstatements are immaterial, both individually and in the aggregate, to the financial statements taken as a whole.

6.	We acknowledge our responsibility for the design and implementation of programs and controls to prevent and detect fraud.

7.	We have no knowledge of any fraud or suspected fraud affecting the company involving—
a.	Management,
b.	Employees who have significant roles in internal control, or
c.	Others where the fraud could have a material effect on the financial statements.

8.	We have no knowledge of any allegations of fraud or suspected fraud affecting the company received in communications from employees, former employees, regulators, or others.

9.	The company has no plans or intentions that may materially affect the carrying value or classification of assets and liabilities.

10.	The following have been properly recorded or disclosed in the financial statements:
a.	Related party transactions and related accounts receivable or payable, including sales, purchases, loans, transfers, leasing arrangements, and guarantees.
b.	Guarantees, whether written or oral, under which the company is contingently liable.

11.

There are no estimates that may be subject to a material change in the near term that have not been properly disclosed in the financial statements. We understand that near term means the period within one year of the date of the financial statements. In addition, we have no knowledge of concentrations existing at the date of the financial statements that make the company vulnerable to the risk of severe impact that have not been properly disclosed in the financial statements.

12.	There are no:
a.	Violations or possible violations of laws or regulations whose effect should be considered for disclosure in the financial statements or as a basis for recording a loss contingency.
b.	Unasserted claims or assessments that our lawyer has advised us are probable of assertion and must be disclosed in accordance with Statement of Financial Accounting Standards No. 5.

c.	Other liabilities or gain or loss contingencies that are required to be accrued or disclosed by Statement of Financial Accounting Standards No. 5.

13.	The company has satisfactory title to all owned assets, and there are no liens or encumbrances on such assets nor has any asset been pledged.

14.	We have complied with all aspects of contractual agreements that would have a material effect on the financial statements in the event of noncompliance.

No events have occurred subsequent to the balance sheet date and through the date of this letter that would require adjustments to, or disclosure in, the financial statements.

/s/ Sidney B. Fowlds

Sidney B. Fowlds, President

Parafin Corporation

May 10, 2006

Date

PARAFIN CORPORATION

(A Development Stage Company)

BALANCE SHEET

MARCH 31, 2006

(Unaudited)

ASSETS

CURRENT ASSETS:

Refundable Deposit	$135,000

INTANGIBLE ASSET:

Personal Computer Environment Workstation	6,000,000

Total Assets	$6,135,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$3,862
Debenture payable, JRM
Financial Services, Inc.	8,717
Total Current Liabilities	12,579

Stockholders’ (Deficit)

Preferred Stock, par value of $0.001,
10,000,000 shares authorized,
none outstanding	0

Common stock, par value of $0.001,

2,000,000,000 shares authorized

69,338,152 shares issued and outstanding	69,338
Additional paid-in-Capital	38,332,185
Accumulated (Deficit)	(32,279,102)
Stockholders’ (Deficit)	6,122,421
Total Liabilities and Stockholders’ (Deficit)	$6,135,000

The accompanying notes are an integral part of these financial statements.

PARAFIN CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	From Inception	Three Months Ended		Six Months Ended
	(October 3, 1978)	March 31,	March 31,	March 31,	March 31,
	To March 31, 2006	2006	2005	2006	2005
REVEUES:	$0	$0	$0	$0	$0

EXPENSES:

Design Expenses	20,000	20,000	0	20,000	0
Professional Fees	274,955	18,500	7,788	37,700	25,288

Consulting and

Management Fees	21,234,157	191,000	144,600	377,000	309,200
Internet Web Design	250,000	0	0	0	0
Transfer and Filing Fees	142,831	6,267	0	9,667	3,486
Amortization	8,143,848	0	0	0	0
Depreciation	534,886	0	0	0	0

Total General and

Administrative
Expenses	30,600,677	235,767	152,388	444,367	337,974

OTHER INCOME AND (EXPENSES):

Interest Expense	(1,760,432)	(18,785)	(4,267)	(30,664)	(13,918)
Forgiveness of Debt	82,007	0	0	0	0

Total Other (Income)

And Expenses	(1,678,425)	(18,785)	(4,267)	(30,664)	(13,918)
NET INCOME (LOSS)	$(32,279,102)	$(254,552)	$(156,655)	$(475,031)	$(351,892)

Basic Diluted Earnings

(Loss) Per Share	N/A	$(0.01)	$(0.04)	$(0.02)	$(0.08)

Weighted Average Shares

Outstanding(1)
Basic and Diluted	N/A	52,338,152	3,806,810	28,639,064	4,337,030

(1)Shares adjusted a 1 for 10 reverse stock split as of January 9, 2006.

The accompanying notes are an integral part of these financial statements.

PARAFIN CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

For The Six Months Ended		From Inception
March 31	March 31	Oct. 3, 1978 to
2006	2005	March 31, 2006

Cash Flows From Operating Activities:
Net Loss for the period	$(475,031)	$(351,892)	$(32,279,102)
Adjustments to reconcile net loss to
Stock Compensation	5,000	0	25,000
Net cash used by operating activities:
From Operations:
Increase in Deposits	(135,000)	0	(135,000)
Amortization	0	0	8,143,848
Depreciation	0	0	534,886
Increase (Decrease) in accounts payable	2,687	(3,660)	3,862
Net cash used by operations	(602,344)	(355,552)	(23,706,506)

Cash Flows From Investing Activities:

Acquisition of Fixed Assets	0	0	(534,886)
Acquisition of Intangible Asset	(6,000,000)	0	(14,143,848)
Net Cash from Investing	(6,000,000)	0	(14,678,734)

Cash Flows From Financing Activities:

Increase (decrease) in debenture payable	(282,656)	(564,448)	8,717
Issuance of common stock	6,885,000	920,000	38,376,523
Net cash provided by financing activities	6,602,344	355,552	38,385,240
Net Increase (Decrease) in Cash	0	0	0
Beginning Cash Balance	0	0	0
Ending Cash Balance	$0	$0	$0

Non Monetary Transaction:

Consulting Fee--5,000,000 shares @ $.001/sh	$5,000	$0	$0

The accompanying notes are an integral part of these financial statements.

PARAFIN CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

NOTE 1 B BASIS OF PRESENTATION

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

NOTE 2 B RELATED PARTY TRANSACTIONS

Due to related parties at March 31, 2006 consist of the following:

Advances payable to an entity controlled by a

major shareholder of the company represent advances,

secured with floating debenture and due on demand	$8,717
Total due to related parties	$8,717

NOTE 3 B GOING CONCERN

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $254,552 for the three months ended March 31, 2006. As of March 31, 2006, the Company reported an accumulated deficit of $32,279,102. The Company’s ability to generate net income and positive cash flows is dependent on the ability to develop its business while reducing operating costs, as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. As of March 31, 2006, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the

PARAFIN CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

NOTE 3 (CON’T.)

recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 4 B HYDROCARBON EXPLORATION

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

NOTE 5 B EXPENSE AGREEMENT

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

NOTE 6 B FUNDING CONCENTRATION

Monies raised to pay down the debenture have been provided by the private placement sale of restricted stock through an investment banker.

NOTE 7 B INCOME TAXES

The Company has net operating losses (NOL) carryforwards of approximately $21,000,000. NOL’s can be carried forward 15 years for losses prior to August 6, 1997; 20 years for losses after August 6, 1997. Because of the uncertainty that the NOL will ever be used the Company has provided an allowance for the entire NOL.

PARAFIN CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

NOTE 8 - SHARE CAPITAL

On January 9, 2006, the Company effected a 1 for 10 reverse stock split of its issued and outstanding common stock. Shares presented in the Financial Statements have been adjusted for the 1 for 10 reverse split as of January 9th, 2006 to give retroactive recognition to the stock split. The authorized share capital was increased to 2,000,000,000 Common shares in April, 2006.

NOTE 9 - ACQUISITION

On March 31, 2006, Parafin Corporation acquired 100% of the proprietary technology of the Personal Computer Environment work station developed by PCE Computers, Inc. (PCE). This acquisition shall include all Patents, Patents Pending, internet web sites and e-Mail addresses, Intellectual Properties and all Development Concepts owned by PCE. Parafin paid US$6,000,000 for 100% of the proprietary technology of the Personal Computer Environment work station developed by P--CE Computers, Inc. (PCE).

NOTE 10 B SUBSEQUENT EVENT

On April 20, 2006, the Registrant entered into a one year consulting agreement (the “Consulting Agreement”) with Francisco Saez relating to Mr. Saez attempting to secure REBCO ( Russian Export Blend Crude Oil contracts for the Registrant in the Russian Federation. The Consulting Agreement provides for Mr. Saez to be compensated through the issuance of 10,000,000 shares of the Registrant’s common stock upon execution and an additional 10,000,000 shares of each 10,000,000 barrels of oil delivered pursuant to contracts introduced and arranged by Mr. Saez up to 100,000,000 barrels of crude oil. The Consulting Agreement provides that the common stock to be issued to Mr. Saez will be issued pursuant to the Registrant’s existing stock plans and pursuant to a Registration Statement on Form S-8. The Consulting Agreement further required that Mr. Saez advise the Registrant of the feasibility of delivery of the crude oil to proposed vendees. The Consulting Agreement provides that all crude oil contracts are to be arranged by Mr. Saez and accepted by the Company. When the REBCO is sold ParaFin has the right to retain US$5 per barrel less selling costs.

On May 10, 2006, the Company entered into an Oil and Securities Purchase Agreement (OandSPA) with INTERNATIONAL PROJECT FINANCE AND INVESTMENT CORP. (AIPF) a corporation formed under the laws of the Commonwealth of The Bahamas, f/b/o Oy Coral Marine Management, Ltd. a company organized under the laws of Russian Federation.

The OandSPA provided for the initial issuance of 630,000 shares of a newly designated Series A Preferred Stock. As oil is delivered pursuant to the OandSPA, additional shares of Series A Preferred Stock will be delivered to IPF. The Series A Preferred Stock have certain preferences on liquidation, dividend and voting rights as are more fully set forth in the Certificate of Designation attached as an exhibit hereto.

ITEM 2. PLAN OF OPERATION.

The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

Twelve-Month Plan of Operation.

On March 31, 2006, Parafin Corporation acquired 100% of the proprietary technology of the Personal Computer Environment work station developed by PCE Computers, Inc. (PCE). This acquisition shall include all Patents, Patents Pending, internet web sites and e-Mail addresses, Intellectual Properties and all Development Concepts owned by PCE. Parafin paid US$6,000,000 for 100% of the proprietary technology of the Personal Computer Environment work station developed by P--CE Computers, Inc. (PCE).

Subsequent Event

On May 10, 2006, ParaFin Corporation (the Company) and International Project Finance and Investment Corp. (“IPF”), f/b/o Oy Coral Marine Management, Ltd. a company organized under the laws of Russian Federation (“Oy Coral (thePurchaser)) executed an “Oil and Share Purchase Agreement” whereby ParaFin agreed to buy 12.2 million metric tons (89,426,000 Bbls.) of Russian Export Blend Crude Oil ("REBCO") and the Purchaser agreed to buy 630,000 Series A Preferred shares of the Company @ US$10,000 per share, US$6,300,000,000.

Mr. A. F. Saez, Asset and Portfolio Manager, and a Consultant to ParaFin, negotiated the terms of the Agreement between ParaFin and the Purchaser that allows Parafin to retain $5 per barrel, less selling costs, when the Oil is sold.

ParaFin will purchase 12.2 million metric tons (90 million Bbls.) of REBCO Crude Oil, Parafin will immediately issue 536,000 Preferred shares identified by CUSIP # 69912M301 and ISIN # US69912M3016 consisting of a Series A Convertible Preferred Stock at $10,000 per share Par Value. Additional shares will issued as additional Oil Contracts are received.

The Agreement allows the holder of the Preferred shares to convert up to US$1.5 billion par value of the Series A Preferred into 500,000,000 common shares of ParaFin. When issued, the 500,000,000 shares will have a share purchase warrant allowing the holder to purchase one additional share for each warrant held at US$5 per share.

On April 20, 2006, the Registrant entered into a one year consulting agreement (the “Consulting Agreement”) with Francisco Saez relating to Mr. Saez attempting to secure REBCO (“Russian Export Blend Crude Oil”) contracts for the Registrant in the Russian Federation. The Consulting Agreement provides for Mr. Saez to be compensated through the issuance of 10,000,000 shares of the Registrant’s common stock upon execution and an additional 10,000,000 shares of each 10,000,000 barrels of oil delivered pursuant to contracts introduced and arranged by Mr. Saez up to 100,000,000 barrels of crude oil. The Consulting Agreement provides that the common stock to be issued to Mr. Saez will be issued pursuant to the Registrant’s existing stock plans and pursuant to a Registration Statement on Form S-8. The Consulting Agreement further required that Mr. Saez advise the Registrant of the feasibility of delivery of the crude oil to proposed vendees. The Consulting Agreement provides that all crude oil contracts are to be arranged by Mr. Saez and accepted by the Company. When the REBCO is sold ParaFin has the right to retain US$5 per barrel less selling costs.

Oil and Gas Exploration

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

The Alto Parana Block is an area in Paraguay that has a geology similar to some oil producing areas in other parts of South America. Paraguay has enacted a Hydrocarbon Law for the Aprospecting, exploration and exploitation of petroleum and other hydrocarbons@ in that country. The terms of this agreement are conditioned on the approval by the Government of Paraguay of the application by Guarani for a license under the Hydrocarbon Law in the Alto Parana Block. The President of Paraguay has signed the License and is awaiting the approval of the Congress.

Capital Expenditures.

On March 31, 2006, Parafin Corporation acquired 100% of the proprietary technology of the Personal Computer Environment work station developed by PCE Computers, Inc. (PCE). This acquisition shall include all Patents, Patents Pending, internet web sites and e-Mail addresses, Intellectual Properties and all Development Concepts owned by PCE. Parafin paid US$6,000,000 for 100% of the proprietary technology of the Personal Computer Environment work station developed by P--CE Computers, Inc. (PCE).

Risk Factors Connected with Plan of Operation.

(a)          Limited Prior Operations, History of Operating Losses, and Accumulated Deficit May Affect Ability of Company to Survive.

The Company has had limited prior operations to date. From its inception in 1978 until this year, the Company’s principal activities were limited to organizational activities, research and development, and prospect development. However, the Company has recently engaged in petrochemical exploration, oil distribution and marketing, as well as the design, manufacturing and distribution of a unique computer workstation. However, all of these operations are in a developmental stage and there is only a limited operating history upon which to base an assumption that the Company will be able to achieve its business plans. As a result, there can be no assurance that the Company will generate significant revenues in the future; and there can be no assurance that the Company will operate at a profitable level. If the Company is unable to obtain customers and generate sufficient revenues so that it can profitably operate, the Company’s business will not succeed. Accordingly, the Company’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the entering a new line of business.

The Company has incurred losses from operations: $729,896 for the fiscal year ended September 30, 2004, $1,021,667 for the fiscal year ended September 30, 2005, $475,031 for the six months ended March 31, 2006, and $32,279,102 for the period from inception (October 3, 1978) to March 31, 2006. At March 31, 2006, the Company had an accumulated deficit of $32,279,102. These factors raise substantial doubt about the Company=s ability to continue as a going concern.

(b)	Uncertainty of ability to raise capital

The Company does not anticipate, at the present time, needing to raise any additional capital in the next twelve months to implement its sales and marketing strategy and grow. The Company believes that it will generate sufficient revenues from its REBCO distribution activities to fund its anticipated operations, but no assurance is given that this will prove successful.

In the event that the Company’s plans change or its assumptions change (due to unanticipated expenses, technical difficulties, or otherwise), the Company would be required to seek additional financing sooner than currently anticipated or may be required to significantly curtail or cease its operations.

If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on the company’s financial condition, which could require the company to: curtail operations significantly; sell significant assets; seek arrangements with strategic partners or other parties that may require the company to relinquish significant rights to products, technologies or markets; or explore other strategic alternatives including a merger or sale of the company.

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

(c)          Independent Auditors Have Expressed Substantial Doubt of the Ability to Continue as a Going Concern.

In his report dated November 28, 2005, Company’s independent auditor stated that the financial statements for the year ended September 30, 2005 were prepared assuming that the company would continue as a going concern. The Company’s ability to continue as a going concern is an issue raised as a result of cash flow constraint, an accumulated deficit, and recurring losses from operations. The Company continues to experience net losses. The Company’s ability to continue as a going concern is subject to the ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of the company’s securities, increasing sales or obtaining loans from various financial institutions where possible. The continued net losses and stockholders’ deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

(d)	The Company has Commenced Operations in the Volatile Crude Oil Market.

The Company has just recently entered the crude oil distribution market. This industry has recently been characterized by extremely volatile price levels which create added risk that even if the Company can obtain crude oil at favorable prices, it can not resell the same profitably.

(e)          Non-Cumulative Voting May Affect Ability of Shareholders to Influence Company Decisions.

Holders of the shares are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Company, and the minority shareholders will not be able to elect a representative to the Company’s board of directors.

(f)           Absence of Cash Dividends May Affect Investment Value of Company’s Stock.

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

(g)          No Assurance of Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Company’s Stock.

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

The SEC has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (I) the broker or dealer has approved the person’s account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person’s financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; 8 deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (I) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person’s financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market.

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

Potential shareholders of the Company should also be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (I) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses

(h)          Failure to Remain Current in Reporting Requirements Could Result in Delisting from the OTC Bulletin Board.

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

(i)	Effects of Failure to Maintain Market Makers.

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

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Reference is made to the Company’s Current Report on Form 8-K, dated January 13, 2006, which is incorporated by reference herein.

In addition, on May 10, 2006, the Company entered into an Oil and Securities Purchase Agreement (“OandSPA”) with INTERNATIONAL PROJECT FINANCE AND INVESTMENT CORP. (“IPF”) a corporation formed under the laws of the Commonwealth of The Bahamas, f/b/o Oy Coral Marine Management, Ltd. a company organized under the laws of Russian Federation.

The OandSPA provided for the initial issuance of 630,000 shares of a newly designated Series A Preferred Stock. As oil is delivered pursuant to the OandSPA, additional shares of Series A Preferred Stock will be delivered to IPF. The Series A Preferred Stock have certain preferences on liquidation, dividend and voting rights as are more fully set forth in the Certificate of Designation attached as an exhibit hereto. The holders of the Series A-1 preferred Stock have both demand and piggyback registration rights as more fully set forth in the Registration Rights Agreement filed as an exhibit hereto .In making such issuance, the Company relied on the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering, and the certificates for the shares so issued will bear an appropriate Securities Act restrictive legend.

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

ParaFin Corporation

Dated: May 16, 2006	By: /s/ Sidney B. Fowlds
Sidney B. Fowlds, President

Dated: May 16, 2006	By: /s/ Anthony V. Feimann
Anthony V. Feimann,
Secretary/Treasurer

EXHIBIT INDEX

Number	Description

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

10.3	Oil and Securities Purchase Agreement (filed herewith)

10.4	Registration Rights Agreement (filed herewith)

10.5	Preferred Stock Agreement (filed herewith)

23.1       Consent of Janet Loss, C.P.A., P.C. (incorporated by reference to Exhibit 23.1 of the Form 10-KSB filed on January 25, 2005).

23.2       Consent of George Brenner, C.P.A. (incorporated by reference to Exhibit 23.2 of the Form 10-KSB filed on January 25, 2005)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Sidney B. Fowlds (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Anthony V. Feimann (filed herewith).

32	Section 1350 Certification of Sidney B. Fowlds and Anthony V. Feimann (filed herewith).

99           Press Release issued by the Company, dated December 6, 2004 (incorporated by reference to Exhibit 99 of the Form 8-K filed on January 18, 2005).