Form 10QSB
period 2006-06-30
ParaFin CORP
filed 2006-08-14
CIK 311842

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

As of June 30, 2006, the Registrant had 79,338,152 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes	No	X	.

TABLE OF CONTENTS

PART I B FINANCIAL INFORMATION	Page

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEET as of June 30, 2006	6

STATEMENT OF OPERATIONS
for the three months and six months ended
June 30, 2006 and June 30, 2005	7

STATEMENT OF CASH FLOWS
for the six months ended
June 30, 2006 and June 30, 2005	8

NOTES TO FINANCIAL STATEMENTS	9

ITEM 2. PLAN OF OPERATION	12

ITEM 3. CONTROLS AND PROCEDURES	18

PART II B OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	19

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS	20

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	20

ITEM 4. SUBMISSION TO A VOTE OF SECURITY HOLDERS	20

ITEM 5. OTHER INFORMATION	20

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	20

SIGNATURES	21

PART I B FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PARAFIN CORPORATION

74040 Hwy. 111, Suite L 200

Palm Desert CA 92260

July 10, 2006

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

July 10, 2006

Date

George Brenner, CPA

A Professional Corporation

10680 W. PICO BOULEVARD, SUITE 260

LOS ANGELES, CALIFORNIA 90064

310/202-6445 – Fax 310/202-6494

REVIEW REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Parafin Corporation (A Development Stage Company), formerly E.T. Corporation

I have reviewed the accompanying balance sheet of Parafin Corporation as of June 30, 2006, and the related statement of operations for the three and nine month periods ended June 30, 2006 and 2005, and the statement of cash flows for the nine months ended June 30, 2006 and 2005 from inception of October 3, 1978. These financial statements are the responsibility of the Company’s management.

I conducted my review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim fianancial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substanially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

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

/s/ George Brenner

George Brenner, C.P.A.

Los Angeles, California

August 9, 2006

PARAFIN CORPORATION

(A Development Stage Company)

BALANCE SHEET

JUNE 30, 2006

(Unaudited)

ASSETS

CURRENT ASSETS:
Refundable Deposit	$135,000

INTANGIBLE ASSET:
Personal Computer Environment Workstation	6,000,000

Total Assets	$6,135,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Acounts payable	$279
Debenture payable, JRM
Financial Services, Inc.	210,862
Total Current Liabilities	211,141

Stockholders' (Deficit)
Preferred Stock, par value of $0.001,
10,000,000 shares authorized,
none outstanding	0
Common stock, par value of $0.001,
2,000,000,000 shares authorized
79,338-152 shares issued and outstanding	79,338
Additional paid-in-Capital	38,332,185
Accumulated (Deficit)	(32,487,664)
Stockholders' (Deficit)	5,923,859
Total Liabilities and Stockholders' (Deficit)	$6,135,000

The accompanying notes are an integral part of these financial statements.

PARAFIN CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	From Inception	Three Months Ended		Nine Months Ended
	(October 3, 1978)	June 30,	June 30,	June 30,	June 30,
	To June 30, 2006	2006	2005	2006	2005
REVENUES:	$0	$0	$0	$0	$0

EXPENSES:
Design Expenses	20,000	0	0	20,000	0
Professional Fees	280,955	6,000	13,000	43,700	38,288
Consulting and
Management Fees	21,430,157	196,000	186,000	573,000	495,200
Internet Web Design	250,000	0	250,000	0	250,000
Transfer and Filing Fees	146,148	3,317	3,000	12,984	6,486
Amortization	8,143,848	0	0	0	0
Depreciation	534,886	0	0	0	0
Total General and
Administrative
Expenses	30,805,994	205,317	452,000	649,684	789,974
Net (Loss) Before Other
Income (Expenses)	(30,805,994)	(205,317)	(452,000)	(649,684)	(789,974)

OTHER INCOME AND (EXPENSES):
Interest Expense	(1,763,677)	(3,245)	(11,392)	(33,909)	(25,310)
Forgiveness of Debt	82,007	0	0	0	0
Total Other (Income)
And Expenses	(1,681,670)	(3,245)	(11,392)	(33,909)	(25,310)
NET INCOME (LOSS)	($32,487,664)	($208,562)	($463,392)	($683,593)	($815,284)
Basic Diluted Earnings
(Loss) Per Share	N/A	$0.00	($0.10)	($0.02)	($0.20)
Weighted Average Shares
Outstanding (1)
Basic and Diluted	N/A	76,261,229	4,567,799	45,171,485	4,029,773

(1)Shares adjusted a 1 for 10 reverse stock split as of January 9, 2006.

The accompanying notes are an integral part of these financial statements.

PARAFIN CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended		From Inception
	June 30,	June 30	Oct. 3, 1978 to
	2006	2005	June 30, 2006

Cash Flows From Operating Activities:
Net Loss for the period	($683,593)	($815,284)	($32,487,664)
Adjustments to reconcile net loss to
cash used by operating activities:
Stock Compensation	15,000	0	35,000
From Operations:
Increase in Deposits	(135,000)	0	(135,000)
Amortization	0	0	8,143,848
Depreciation	0	0	534,886
Increase (Decrease) in accounts payable	(896)	(3,660)	279
Net cash used by operations	(804,489)	(818,944)	(23,908,651)
Cash Flows From Investing Activities:
Acquisition of Fixed Assets	0	0	(534,886)
Acquisition of Intangible Asset	(6,000,000)	0	(14,143,848)
Net Cash from Investing	(6,000,000)	0	(14,678,734)
Cash Flows From Financing Activities:
Increase (decrease) in debenture payable	(80,511)	(701,056)	210,862
Issuance of common stock	6,885,000	1,520,000	38,376,523
Net cash provided by financing activities	6,804,489	818,944	38,587,385
Net Increase (Decrease) in Cash	0	0	0
Beginning Cash Balance	0	0	0
Ending Cash Balance	$0	$0	$0
Non Monetary Transaction:
Consulting Fee: 15,000,000 shares @ $.001/sh	$15,000	$0	$0

The accompanying notes are an integral part of these financial statements.

PARAFIN CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Due to related parties at June 30, 2006 consist of the following:

Advances payable to an entity controlled by a

major shareholder of the company represent advances,

secured with floating debenture and due on demand	$210,862
Total due to related parties	$210,862

NOTE 3 - GOING CONCERN

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $208,562 for the three months ended June 30, 2006. As of June 30, 2006, the Company reported an accumulated deficit of $32,487,664. The Company’s ability to generate net income and positive cash flows is dependent on the ability to develop its business while reducing operating costs, as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. As of June 30, 2006, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the

PARAFIN CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

NOTE 3 (CON’T.)

recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 4 - HYDROCARBON EXPLORATION

On December 6, 2004 the Company signed a Farmout Agreement and potentially acquired an 80% interest in a license to explore the 2,456,452 hectares (approximately 5,986,000 acres) in the Alto Parana Block, Alto Parana Province, Paraguay. Details of the acquisition are contained in a Farmout Agreement as filed on Form 8-K with the SEC. The acquisition is pending approval of the Paraguay government. In connection with the acquisition the Company engaged a consultant who will be compensated in 5,000,000 shares of Company stock payable in installments as work proceeds.

NOTE 5 - EXPENSE AGREEMENT

Effective April 1, 2005 the Company signed a new agreement with JRM Financial Services Inc. (JRM), an entity controlled by a majority shareholderof the Company. Under the new agreement, JRM, in consideration for $62,000 per month, will pay all expenses of the Company except professional legal and accounting fees, transfer agent fees and extraordinary expenditures. Typical expenditures included under the agreement are management fees, rent, telephone, travel and promotion and auto expenses. The accompanying statement of operations has been reclassified to record the expenses in accordance with the new agreement.

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

PARAFIN CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

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

NOTE 10 - AGREEMENT

On April 20, 2006, the Registrant entered into a one year consulting agreement (the “Consulting Agreement”) with Francisco Saez relating to Mr. Saez attempting to secure REBCO ( Russian Export Blend Crude Oil) contracts for the Registrant in the Russian Federation. The Consulting Agreement provides for Mr. Saez to be compensated through the issuance of 10,000,000 shares of the Registrant’s common stock upon execution and an additional 10,000,000 shares of each 10,000,000 barrels of oil delivered pursuant to contracts introduced and arranged by Mr. Saez up to 100,000,000 barrels of crude oil. The Consulting Agreement provides that the common stock to be issued to Mr. Saez will be issued pursuant to the Registrant’s existing stock plans and pursuant to a Registration Statement on Form S-8. The Consulting Agreement further required that Mr. Saez advise the Registrant of the feasibility of delivery of the crude oil to proposed vendees. The Consulting Agreement provides that all crude oil contracts are to be arranged by Mr. Saez and accepted by the Company. When the REBCO is sold ParaFin has the right to retain US$5 per barrel less selling costs.

On May 10, 2006, the Company entered into an Oil and Securities Purchase Agreement (OandSPA) with INTERNATIONAL PROJECT FINANCE AND INVESTMENT CORP. (AIPF) a corporation formed under the laws of the Commonwealth of The Bahamas, f/b/o Oy Coral Marine Management, Ltd. a company organized under the laws of Russian Federation.

NOTE 11 - SUBSEQUENT EVENT

Subsequent Event

On June 19th, 2006, and approved by the Board of Directors on July 12th, 2006, the Company and International Project Finance and Investment Corporation (Bahamas) on behalf of Oy Coral Marine Management LTD

, the Purchaser, jointly agreed to terminate the Oil and Share Purchase Agreement executed on May 8th 2006.

NOTE 11 - SUBSEQUENT EVENT (CON’T.)

On June 20th, 2006, and approved by the Board of Directors on July 12th, 2006, ParaFin Corporation (the Company) signed an Agreement directly with OY Coral Marine Management, Ltd. a company organized under the laws of Finland (“OY Coral (thePurchaser)). The Company executed an “Oil and Share Purchase Agreement” whereby ParaFin agreed to buy a 12.2 million metric ton (88,864,800 Bbls.) allotment of Russian Export Blend Crude Oil ("REBCO"). The Company will issue 88,865 SERIES “A” REDEEMABLE RETRACTABLE NON-VOTING PREFERRED SHARES priced at US$70,000 per share (US$6.22 Billion). The delivery of the Preferred Shares to OY Coral Marine and/or assignee is subject to the Company receiving confirmation of the delivery by the supplier of the oil, Ilekneft and/or Gazpromneft via Rosneft (pipeline and transport company).

The Preferred Shares issued under the June 20th, 2006 Agrement, and approved on July 12th, 2006, pay no interest and do not have conversion features into common shares as were in the May 8th, 2006 Agreement. In consideration for dropping the 8% interest and the right to convert a portion of the Preferred into common stock, the Company will issue the Purchaser 500,000,000 bearer share purchase warrants. Each Warrant gives the holder the right to purchase one common share of the Company at $0.25 per share for a period of five years. If all of the Warrants are exercised, it could effect the control of the Company.

The June 20th, 2006 Agreement calls for the Company to immediately issue 88,865 Series “A” Redeemable, Retractible, Non-Voting Preferred shares at US$700,000 per share, the issue price (US$6.22 Billion), identified by CUSIP # 69912M301 and ISIN # US69912M3016. As previously stated, the delivery of the Preferred Shares to OY Coral Marine and/or assignee is subject to the Company receiving confirmation of the oil delivery by the supplier of the oil, Ilekneft and/or Gazpromneft via Rosneft (pipeline and transport company).

Mr. A. F. Saez, Asset and Portfolio Manager, and a Consultant to ParaFin, negotiated the terms of the new Agreement between ParaFin and the Purchaser. The terms of the Agreement will allow Parafin to sell the oil and redeem the Preferred Shares at the price the REBCO was sold less $5 per barrel to be retained by the Company. The Company will pay some selling costs, when the Oil is sold.

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

The Alto Parana Block is an area in Paraguay that has a geology similar to some oil producing areas in other parts of South America. Paraguay has enacted a Hydrocarbon Law for the Aprospecting, exploration and exploitation of petroleum and other hydrocarbons@ in that country. The terms of this agreement are conditioned on the approval by the Government of Paraguay of the application by Guarani for a license under the Hydrocarbon Law in the Alto Parana Block. The President of Paraguay has signed the License and is awaiting the approval of the Congress. The Company continues to wait for the Congress of Paraguay to approve the Agreement.

Capital Expenditures.

On March 31, 2006, Parafin Corporation acquired 100% of the proprietary technology of the Personal Computer Environment work station developed by PCE Computers, Inc. (PCE). This acquisition shall include all Patents, Patents Pending, internet web sites and e-Mail addresses, Intellectual Properties and all Development Concepts owned by PCE. Parafin paid US$6,000,000 for 100% of the proprietary technology of the Personal Computer Environment (PCE) work station developed by P--CE Computers, Inc. (PCE). The Company proposes budgeting $300,000 to complete the first stage of Production of the PCE.

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

As a result, there can be no assurance that the Company will generate significant revenues in the future and there can be no assurance that the Company will operate at a profitable level. If the Company is unable to obtain customers and generate sufficient revenues so that it can profitably operate, the Company’s business will not succeed. Accordingly, the Company’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the entering a new line of business.

The Company has incurred losses from operations: $729,896 for the fiscal year ended September 30, 2004, $1,021,667 for the fiscal year ended September 30, 2005, $683,593 for the nine months ended June 30, 2006, and $32,487,664 for the period from inception (October 3, 1978) to June 30, 2006. At June 30, 2006, the Company had an accumulated deficit of $32,487,664. These factors raise substantial doubt about the Companys ability to continue as a going concern.

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

On June 19th, 2006, and approved by the Board of Directors on July 12th, 2006, the Company and International Project Finance and Investment Corporation (Bahamas) on behalf of Oy Coral Marine Management LTD

, the Purchaser, jointly agreed to terminate the Oil and Share Purchase Agreement executed on May 10th 2006.

On June 20th, 2006, and approved by the Board of Directors on July 12th, 2006, ParaFin Corporation (the Company) signed an Agreement directly with OY Coral Marine Management, Ltd. a company organized under the laws of Finland (“OY Coral (thePurchaser)). The Company executed an “Oil and Share Purchase Agreement” whereby ParaFin agreed to buy a 12.2 million metric ton (88,864,800 Bbls.) allotment of Russian Export Blend Crude Oil ("REBCO"). The Company will issue 88,865 SERIES “A” REDEEMABLE RETRACTABLE NON-VOTING PREFERRED SHARES priced at US$70,000 per share (US$6.22 Billion).

The Preferred Shares issued under the June 20th, 2006 Agrement pay no interest and do not have conversion features into common shares as were in the May 8th, 2006 Agreement. In consideration for dropping the 8% interest and the right to convert a portion of the Preferred into common stock, the Company will issue the Purchaser 500,000,000 bearer share purchase warrants. Each Warrant gives the holder the right to purchase one common share of the Company at $0.25 per share for a period of five years.

The June 20th, 2006 Agreement calls for the Company to immediately issue 88,865 Series “A” Redeemable, Retractible, Non-Voting Preferred shares at US$700,000 per share, the issue price (US$6.22 Billion), identified by CUSIP # 69912M301 and ISIN # US69912M3016.

Mr. A. F. Saez, Asset and Portfolio Manager, and a Consultant to ParaFin, negotiated the terms of the new Agreement between ParaFin and the Purchaser. The terms of the Agreement will allow Parafin to retract and redeem the Preferred shares at the price the REBCO was sold less $5 per barrel TO BE retained by the Company. The Company will pay the selling costs, when the Oil is sold.

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

ParaFin Corporation

Dated: August 9th, 2006	By: /s/ Sidney B. Fowlds
Sidney B. Fowlds, President

Dated: August 9th, 2006	By: /s/ Anthony V. Feimann
Anthony V. Feimann,
Secretary/Treasurer

EXHIBIT INDEX

Number	Description

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