Form 10QSB/A
period 2006-06-30
ParaFin CORP
filed 2006-08-25
CIK 311842

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

10.3	Oil and Securities Purchase Agreement

10.4	Registration Rights Agreement

10.5	Preferred Stock Agreement

23.1       Consent of Janet Loss, C.P.A., P.C. (incorporated by reference to Exhibit 23.1 of the Form 10-KSB filed on January 25, 2005).

23.2       Consent of George Brenner, C.P.A. (incorporated by reference to Exhibit 23.2 of the Form 10-KSB filed on January 25, 2005)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Sidney B. Fowlds (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Anthony V. Feimann (filed herewith).

32	Section 1350 Certification of Sidney B. Fowlds and Anthony V. Feimann (filed herewith).

99           Press Release issued by the Company, dated December 6, 2004 (incorporated by reference to Exhibit 99 of the Form 8-K filed on January 18, 2005).