Form 10KSB
period 2006-09-30
ParaFin CORP
filed 2007-01-12
CIK 311842

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-9071

PARAFIN CORPORATION

(formerly E.T. Corporation)

(Exact Name of Registrant as Specified in Its Charter)

(State or Other Jurisdiction of Incorporation	(I.R.S. Employer
or Organization)	Identification No.)

74040 Hwy. 111, Suite L 200, Palm Desert CA	92250
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange act). Yes ___ No X .

Transitional Small Business Disclosure Format (check one): Yes	No	X	.

TABLE OF CONTENTS
Page
PART I.

ITEM 1. DESCRIPTION OF BUSINESS	3

ITEM 2. DESCRIPTION OF PROPERTY	7

ITEM 3. LEGAL PROCEEDINGS	7

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS	7

PART II.

ITEM 5. MARKET FOR COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS	8

ITEM 6. PLAN OF OPERATION	9

ITEM 7. FINANCIAL STATEMENTS	19

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE1	19

ITEM 8A. CONTROLS AND PROCEDURES	20

ITEM 8B. OTHER INFORMATION	20

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT	20

ITEM 10. EXECUTIVE COMPENSATION	22

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT, AND
RELATED STOCKHOLDER MATTERS	23

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	26

ITEM 13. EXHIBITS	26

ITEM 14. PRINCIPAL ACCOUNTANT FEE AND SERVICES	26

SIGNATURES	28

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

With the filing of Articles of Merger with the Nevada Secretary of State in June 2000, the Registrant changed its domicile from Colorado to Nevada. The total number of shares of all classes of stock that the Registrant has authority to issue is now 2,000,000,000, consisting of 1,990,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock.

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

The Registrant’s initial corporate purpose was to engage in the oil and gas business. Initial oil and gas industry activities of the Registrant, commencing in 1978, consisted primarily of the acquisition of undeveloped acreage in the Denver-Julesburg Basin in Colorado and Nebraska, drilling 16 wells through two joint ventures and one limited partnership organized by the Registrant, and participation in 14 wells drilled in joint ventures organized by other industry operators. Three additional wells were drilled during fiscal year 1983. The Registrant acquired and drilled additional properties from 1984 to 1988. In 1988 the price of oil fell to below US$10 per barrel and all properties became uneconomic. The Registrant abandoned all of its oil and gas properties and all accounts associated with oil and gas have been written off. In addition, the company owns no interest in any proven oil or gas interests.

Business of the Registrant.

Ergonomic Workstation Rights - Personal Computer Environment Work Station

On January 24, 2006 the Company acquired all rights and patents to an ergonomic computer work station it calls the PCE, (Personal Computer Environment) for $6,000,000. Since April 2006, Parafin has modified the design of the computer work stations and new patents have been submitted and are pending. The Company anticipates that the manufacture of the PCE work station will be done through sub-contractors. Parafin management anticipates having its first prototypes of the PCE computer work stations completed by the end of the Registrants second quarter. Although Parafin currently does not have any customers for the work station, it has been marketing the work station to several large potential buyers. Although iot has not conducted any formal studies, Parafin management believes there is a large market for the work stations; however, there can be no assurance that Parafin will obtain the patents that it has applied for, that those patents will offer meaningful protection to Parafin, that those patents will not be held to infringe on the patents held by others, that Parafin will be successful in selling the computer work stations to any customers, or that any such sales will be on terms that are beneficial to Parafin.

Oil and Gas Exploration

On December 6, 2004, the Registrant entered into a Farmout Agreement with Guarani Exploration and Development Corporation, Lambare, Paraguay, for the purpose of the Registrant potentially acquiring an 80% interest in a license to explore the 2,456,453 hectares (approximately 5,986,000 acres) in the Alto Parana Block, Alto Parana Province, Paraguay (See Exhibit 10.1). The farmout agreement becomes effective after the approval of the Department of Minerals and Energy has been received (has been Received), the Agreement is signed by the President of Paraguay (the President has signed the Agreement) and the final condition, the approval of the Congress of Paraguay. (which has not yet been received). Parafin is obligated to pay 5 million for drilling expenses once Parafin has received formal and complete Paraguayn government approval. Parafin remains optimistic that such approval will happen, but no such assurances can be made that Parafin will ultimately obtain any such approval. Under the terms of this agreement, within 30 days following the approval of such a license the Registrant is to deposit the sum of $150,000 with Guarani. On or before 60 days thereafter, the Registrant is to deposit with Guarani an additional sum of $350,000. Prior to the date to be stipulated in a license for completing the initial drilling obligations, the Registrant is to finance the “Work Program”, as defined in the agreement. The agreement estimates that the items to be performed under the Work Program will not exceed $3,500,000. The Company is looking at several different financing sources for the capital that will be required to fund operations if Guarani receives license approval; the terms of this agreement are conditioned on such approval. Since the Registrant has not realized any revenues from these oil and gas activities and since it has not commenced any drilling operations, this area of the Registrant’s business may be considered as in an exploratory stage.

Parafin may also explore additional financing alternatives or enter into additional farm-out agreements to enable the company to develop the Paraguay fields if that mineral lease is ultimately successfully secured.

Potential Oil Brokering

In addition to Parafin’s efforts in hydrocarbon exploration in Paraguay, Parafin is attempting to expand its business to brokering and/or re-selling of Hydrocarbon and derivatives. Initially,

Parafin has been presented with a proposition that would provide Parafin with a $5 per barrel profit based on the then prevailing market price on 90,000,000 barrels of oil to be exported from Russia. Parafin does not plan to assume the inventory but instead will be acting as a broker in these transactions. Notwithstanding the role of the Registrant as a broker, Parafin will likely assume some of the credit risk. The Registrant is currently exploring various methods of using the equity of the Registrant to help potential buyers obtain the necessary financing or letter of credit from a bank that will satisfy the demands of the seller of the REBCO, Oy Coral Marine Management, Ltd. The Registrant believes it is able to secure this $5 per barrel profit because it is offering an otherwise unavailable marketing outlet to smaller Russian oil producers. Parafin does not know when or if this proposed deal will ever materialize. To date, both the seller and Parafin have failed to arrange delivery from Russia satisfactory to the buyer of the oil. If Parafin or the seller can arrange delivery satisfactory to the buyer, then Parafin estimated projected gross profit could be as high as $5.00 per Barrel or approximately $450,000,000 after delivery. Parafin will also likely incur up front costs of obtaining necessary government licenses and approvals of at least $200,000, which are not included in that estimate. At this point, it is anticipated that such up front costs will include the cost of Parafin obtaining all necessary government export license from Russia and possibly other countries, but the final structure of the deal will dictate those requirements

The Registrant has signed a Consulting Agreement that engages a Consultant to provide access to proprietary petroleum contracts to the Registrant Client relating to Laos, Thailand and otherSouth East Asian countries to supply those Countries with #2 High Speed Diesel fuel and other products (the Oil). On September 6, 2006, the Board of Directors of ParaFin Corporation (the Company) signed an Agreement directly with Wellsink Petroleum Co., Ltd. (Wellsink), Bangkok, Thailand in Southeast Asia whereby ParaFin agreed to the Re-Sale of 1,200,000 Metric Tons of High Speed Diesel #2. The terms of this Agreement, required Wellsink to purchase and the Company to deliver through its vendor relationships, 50,000 Metric Tons of High Speed Diesel #2 every two weeks. This Agreement has been delayed by problems in documenting the financial arrangements between the three banks involved in the transaction. The company is working to resolve the wording of the Letter of Credit (LC) from Wellsink, the product description in “Proof of Product” (POP) from the suppliers of the D #2 in South America and the payment from the purchaser to the supplier through Parafins bank. Parafin remains very confident that the financial terms of the Agreement will be met and delivery of the D #2 will commence, however, not until after November 30, 2006. Subsequent to the signing of the Agreement with Wellsink, the Government of Thailand was taken over in a military coup. It is the opinion of the Registrant that this has had an effect in completing the financing of the Diesel #2 contract.

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

The Registrant has no other rights, other than those described above in connection with the 1 900 numbers. Telecommunications services and charitable fund raising are not seasonal activities. Due to the nature of the Registrant’s business, there is no significant working capital items carried on its books (i.e., accounts receivable, inventory, etc.). Due to the nature of the Registrant’s business, there is no backlog of orders. There is no portion of the Registrant’s business that may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of government. All 1 900 telecommunications services and all numbers associated with 1 900 “pay-per-call have been deactivated.

Competition

The Registrant’s activities in both oil and gas exploration and in hydrocarbon distribution, involve competitive industries. Many of the Registrant’s competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and greater brand recognition than the Company does. The Registrant believes that these are other companies offering ergonomic computer workstations.

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

Effect of Governmental Regulation on Business.

The Registrant is not aware of any existing US governmental regulation and does not anticipate any US governmental regulation that materially affects the Registrant's ability to conduct its business operations. This does not however, mean that the industry may be subject to future regulations by some governmental agencies.

On June 20th, 2006, and approved by the Board of Directors on July 12th, 2006, ParaFin signed an Agreement directly with OY Coral Marine Management, Ltd. a company organized under the laws of Finland (“OY Coral” or the “Purchaser”) whereby ParaFin agreed to buy a 12.2 million metric ton (88,864,800 Bbls.) allotment of Russian Export Blend Crude Oil ("REBCO"). In August of 2006, Russia’s government confiscated several large oil and gas concessions from US companies citing environmental reasons. Management’s opinion is that this has also had an adverse affect in completing the delivery of the REBCO.

On September 6, 2006, the Registrant’s Board of Directors approved an Agreement directly with Wellsink Petroleum Co., Ltd. (Wellsink), Bangkok, Thailand in Southeast Asia whereby ParaFin agreed to the re-rale of 1,200,000 Metric Tons of High Speed Diesel #2. Subsequent to the signing of the Agreement with Wellsink, the Government of Thailand was taken over in a military coup. It is the opinion of the Registrant that this political action has also had some negative affect upon the completion of the financing of the Diesel #2 contract.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

The Registrant’s shares of common stock are traded on the Over the Counter Bulletin Board under the symbol “PFNC. Prior to January 9, 2006, the Symbol was PRFN” and the range of closing bid prices shown below is as reported by that exchange. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The Registrant’s common stock is also traded on the Berlin Stock Exchange under the symbol “PFNC”.

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended on September 30, 2006

	High	Low

Quarter Ended December 31, 2005	0.06	0.05
Quarter Ended March 31, 2006 (2)	0.36	0.26
Quarter Ended June 30, 2006	0.19	0 20
Quarter Ended September 30, 2006	0.25	0.21

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended on September 30, 2005

	High	Low

Quarter Ended December 31, 2004 (1)	1.60	0.15
Quarter Ended March 31, 2005	0.67	0.12
Quarter Ended June 30, 2005	0.17	0.05
Quarter Ended September 30, 2005	0.13	0.03

(1)	On October 15, 2004, the Registrant effected a 1 for 50 reverse stock split.

(2) On January 6, 2006 the Registrant effected a 1 for 10 reverse stock split.

Holders of Common Equity.

As of December 1, 2006, there were approximately 258 shareholders of record of the Registrant’s common stock. The Registrant is of the opinion that there are approximately 2,175 additional street name shareholders.

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

Sales of Unregistered Securities.

Other than as set forth below, the Registrant made no sales of unregistered (restricted) securities during the fiscal year ended on September 30, 2006:

On January 18, 2006 the Registrant issued 15,000,000 restricted shares of its common stock to Rukos Security Advice A.G. of Frankfurt, Germany, under a Regulation S offering by way of the exercise of outstanding warrants. The total consideration received for this transaction was $750,000, or $0.05 per share. On January 24, 2006, the Registrant issued 30,000,000 restricted shares of its common stock to Rukos Security Advice A.G. of Frankfurt, Germany, under a Regulation S offering by way of a Private Placement. Each restricted share had attached 1 “A” Warrant exercisable at a price of $0.35 for aq period of 3 years. If exercised, the owner received one Reg. “S” restricted common share and one “B” Warrant. The “B” warrant authorized the holder to exercise the warrant at a price of $0.50 for a further period of 3 years. The total consideration received for this transaction was $6,000,000, or $0.20 per share. No commissions were paid in connection with this sale. Rukos purchased the shares on behalf of its clients in that country. The proceeds of these financings were used for the repayment of corporate debt and general working capital purposes including the US$6 million acquisition of 100% of all Patents, Patents Pending, intellectual properties, all development concepts and all internet web sites and e-Mail addresses owned by P--CE Computers, Inc. (PCE). .

ITEM 6. PLAN OF OPERATION AND MANAGEMENTS DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Twelve-Month Plan of Operation

Ergonomic Workstation Rights Personal Computer Environment Work Station

On January 24, 2006 The Registrant has acquired 100% of the assets of P--CE Computers Inc. The Registrant acquired all rights and patents to an ergonomic computer work station it calls the PCE, (Personal Computer Environment) for $6,000,000. The acquisition of 100% of the assets of PCE by ParaFin puts ParaFin in position to proceed with the development, production and sales of the PCE ergonomic computer work station. Since April 2006, Parafin has modified the design of the computer work stations and new patents have been submitted and are pending. The Company anticipates that the manufacture of the PCE work station will be done through sub-contractors. Parafin management anticipates having its first prototypes of the PCE computer work stations completed by the end of the Registrant’s second quarter. Although Parafin currently does not have any customers for the work station, it has been marketing the work station to several large potential buyers. Parafin management believes there is a large market for the work stations; however, there can be no assurance that Parafin will obtain the patents that it has applied for, that any patents that are granted will provide Parafin with meaningfull protection while not infringing on the patents or rights of others, that Parafin will be successful in selling the computer work stations to any customers or that it any ales can be made on a profitable basis.

Oil and Gas Exploration

The Registrant awaits the approval of the Government of Paraguay for the Hydrocarbon Concession granted to Guarani by the President of Paraguay. The Registrant will to examine proposals in the hydrocarbon industry as well as other business opportunities.

The present plans of the Registrant are to continue to pursue the purchase and sale of hydrocarbon products, Joint-Ventures in the Energy related industry, Hydrocarbon Exploration, Acquisition Opportunities and Investments.

Hydrocarbon Product Distribution

In addition to Parafin’s efforts in hydrocarbon exploration in Paraguay, Parafin is attempting to expand its business to brokering and/or re-selling of Hydrocarbon and derivatives. Initially, Parafin has been presented with a proposition that would provide Parafin with a $5 per barrel profit based on the then prevailing market price on 90,000,000 barrels of oil to be exported from Russia. Parafin does not plan to assume the inventory but instead will be acting as a broker in these transactions. Notwithstanding the role of the Registrant as a broker, Parafin will likely assume some of the credit risk. The Registrant is currently exploring various methods of using the equity of the Registrant to help potential buyers obtain the necessary financing or letter of credit from a bank that will satisfy the demands of the seller of the REBCO, Oy Coral Marine Management, Ltd. The Registrant believes it is able to secure this $5 per barrel profit because it is offering an otherwise unavailable marketing outlet to smaller Russian oil producers. Parafin does not know when or if this proposed deal will ever materialize. To date, both the seller and Parafin have failed to arrange delivery from Russia satisfactory to the buyer of the oil. If Parafin or the seller can arrange delivery satisfactory to the buyer, then Parafin estimated projected gross profit could be as high as $5.00 per Barrel or approximately $450,000,000 after delivery. Parafin will also likely incur up front costs of obtaining necessary government licenses and approvals of at least $200,000, which are not included in that estimate. At this point, it is anticipated that such up front costs will include the cost of Parafin obtaining all necessary government export license from Russia and possibly other countries, but the final structure of the deal will dictate those requirements

The Registrant has signed a Consulting Agreement that engages a Consultant to provide access to proprietary petroleum contracts to the Registrant Client relating to Laos, Thailand and otherSouth East Asian countries to supply those Countries with #2 High Speed Diesel fuel and other products (the Oil). On September 6, 2006, the Board of Directors of ParaFin Corporation (the Company) signed an Agreement directly with Wellsink Petroleum Co., Ltd. (Wellsink), Bangkok, Thailand in Southeast Asia whereby ParaFin agreed to the Re-Sale of 1,200,000 Metric Tons of High Speed Diesel #2. The terms of this Agreement, required Wellsink to purchase and the Company to deliver through its vendor relationships, 50,000 Metric Tons of High Speed Diesel #2 every two weeks. This Agreement has been delayed by problems in documenting the financial arrangements between the three banks involved in the transaction. The company is working to resolve the wording of the Letter of Credit (LC) from Wellsink, the product description in “Proof of Product” (POP) from the suppliers of the D #2 in South America and the payment from the purchaser to the supplier through Parafins bank. Parafin remains very confident that the financial terms of the Agreement will be met and delivery of the D #2 will commence, however, not until after November 30, 2006. Subsequent to the signing of the Agreement with Wellsink, the Government of Thailand was taken over in a military coup. It is the opinion of the Registrant that this has had an effect in completing the financing of the Diesel #2 contract.

The Registrant will continue to rely on JRM Financial Services Corporation to finance the Registrant’s ongoing overhead under the terms of the bearer debenture it holds until fund raising contracts have been signed (see notes to the audited financial statements contained elsewhere in this report). The Registrant has availability to sufficient cash funds to maintain operations for the next twelve months.

1 900 Numbers.

Until such time as the major Telephone Companies return to the 1 900 service, the Registrant has discontinued the expansion into “not-for-profit” fund raising using “1-900” “pay-per-call” telephone numbers This involves its proprietary 1 900 telephone numbers: 1 900 “DEMOCRAT”, 1 900 “REPUBLICAN”, 1 900 “STOP ABUSE”, 1 900 “HIV AIDS”, 1 900 HIV KIDS, 1 900 “GET MADD” and others.

Capital Expenditures.

The Registrant acquired 100% of all Patents, Patents Pending, intellectual properties, all development concepts and all internet web sites and e-Mail addresses owned by P--CE Computers, Inc. (PCE) for US$6,059,552.

Risk Factors Connected with Plan of Operation

.

Limited Prior Operations, History of Operating Losses, and Accumulated Deficitmay Affect Ability of Registrant to Survive.

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

The Registrant has incurred losses from operations: $9,349,358 for the fiscal year ended September 30, 2006, and $41,663,429 for the period from inception (October 3, 1978 to September 30, 2006. At September 30, 2005, the Registrant had losses of $1,531,667 an accumulated deficit of $32,314,071 from inception(October 3, 1978). This raises substantial doubt about the Registrant’s ability to continue as a going concern.

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

Need for Additional Financing May Affect Operations and Plan of Business.

The working capital requirements associated with the plan of business of the Registrant will continue to be significant (see Statements of Operations in the financial statements contained elsewhere in this Form 10-KSB). However, the Registrant anticipates, based on currently proposed assumptions relating to its operations (including with respect to costs and expenditures and projected cash flow from operations), that it can generate sufficient financing through a floating debenture with JRM Financial Services, Inc. (formerly held by Xanthos Management Corporation) to continue its operations for at least the next 12 months at the current level without requiring additional financing (through the use of the unused line of credit to draw on under this debenture). The Registrant anticipates the need to raise additional capital in the next twelve months to implement its sales and marketing strategy and grow. In the event that the Registrant’s plans change or its assumptions change (due to unanticipated expenses, technical difficulties, or otherwise), the Registrant would be required to seek additional financing sooner than currently anticipated or may be required to significantly curtail or cease its operations.

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

Independent Auditors Have Expressed Substantial Doubt Ability to Continue as a Going Concern.

In his report dated January 8, 2007, the Registrant’s independent auditor stated that the financial statements for the year ended September 30, 2006 were prepared assuming that the company would continue as a going concern. The company’s ability to continue as a going concern is an issue raised as a result of cash flow constraint, an accumulated deficit, and recurring losses from operations. The Registrant continues to experience net losses. The company’s ability to continue as a going concern is subject to the ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of the company’s securities, increasing sales or obtaining loans from various financial institutions where possible. The continued net losses and stockholders’ deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Loss of 1 900 Telephone Provider May Affect Plan of Business.

The Registrant has been informed by 1 900 service providers that 1 900 service providers will no longer provide 1 900 telephone service after February 28, 2004. The Registrants’ management will make a determination as to a subsequent telephone provider when it obtains more information from other 1-900 service providers. If the Registrant is unable to obtain a substitute telephone provider for the 1 900 numbers, then they could not be used, which could in turn affect future business prospects for the company as they relate to 1-900 “pay-per-call” telephone service.

Competition May Affect Operating Result in the Future.

The Registrant’s activities in the fund raising industry, and the prospective activities in oil and gas trading and exploration, involve a competitive industries. Many of the Registrant’s competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than the company does. The Registrant also expects to face additional competition from other established and emerging companies.

Control by Officers and Directors Over Affairs of the Registrant May Override Wishes of Other Stockholders.

The Registrant officers and directors currently own common stock equal to approximately 10.1% of the outstanding shares of the Registrant’s common stock. Investors will only have rights associated with stockholders to make decisions that affect the Registrant.

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

ITEM 7. FINANCIAL STATEMENTS.

Financial statements as of and for the years ended September 30, 2006 and 2005 are presented in a separate section of this report following Item 14.

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

Changes in Disclosure Controls and Procedures.

There were no changes in the Registrant’s disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since their most recent evaluation.

ITEM 8B. OTHER INFORMATION.

Subsequent Events.

As of December 20, 2006, there were no subsequent events

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names, ages, and respective positions of the directors and executive officers of the Registrant are set forth below. The directors named below will serve until the next annual meeting of the Registrant’s stockholders or until their successors are duly elected and have qualified. Directors are elected for a term until the next annual stockholders’ meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant’s affairs. There are no other promoters or control persons of the Registrant. There are no legal proceedings involving the directors and officers of the Registrant. The

Registrant has an audit committee, but does not have any other committees at this time.Directors and Executive Officers.

Sidney B. Fowlds, President/Chairman of the Board.

Mr. Fowlds, age 66, attended the University of British Columbia between 1958 and 1963 majoring in economics and political science. In 1967, Mr. Fowlds joined Doherty Roadhouse & McQuaig Brothers, Investment Advisors. Mr. Fowlds worked in all departments of the securities industry, including on the floor of the Toronto Stock Exchange.

In 1969 Mr. Fowlds was appointed vice-president of a mining company in British Columbia. A year later he became the largest shareholder and Chairman of the Board. Mr. Fowlds restructured that company and formed Jordan River Mines Ltd.(JRM) Mr. Fowlds was instrumental in financing the mine to production in 1972. .JRM operated a 1,500 Ton Per Day copper gold silver mine. The mine employed approximately two hundred men with an annual payroll in excess of $8 million. Mr. Fowlds negotiated copper concentrate contracts with Sumitomo Mining in Japan and with Metalgesellshaft in Germany. In 1974 the world price of copper fell below US$0.40 per pound and the mine became uneconomic to continue operations.

In the 1980s, Mr. Fowlds diversified into the oil and gas industry and was Chairman of the Board of several public and private oil and gas companies including the Registrant. Mr. Fowlds was a financial consultant to these companies and President of the Registrant and during this period raised millions of dollars for the acquisition, exploration and development of oil anmd gas properties. Mr. Fowlds drilled twenty-six wildcat wells and acquired land parcels in Louisiana, Texas, California and two multi-million acre Government Concessions in Papua New Guinea. In 1988 the price of oil dropped below US$10 per barrel and the Registrant abandoned all of its oil and gas properties.

In 1989, Mr. Fowlds changed the direction of the Registrant to telecommunications, voice technology and the PC computer industry. The Registrant developed the E.T. “TeleManagement” 1 900 and 1 800 and VoiceMail systems, raising more than $5 million for research, development and marketing. In 1996, Mr. Fowlds returned to the Oil & Gas industry when the price of oil went back up. Mr. Fowlds has been a director of the Registrant since October 1986.

John Johnston, Vice President/Director.

Mr. Johnson, age 82, retired as a real estate developer in 1995. Mr. Johnson formerly designed 18 hole golf course and real estate developments. Mr. Johnston is a former winner of the Canadian Amateur Golf Championship, represented for over fifteen years in international golf and is a member of the British Columbia Hall of Fame. He has been a director of the Registrant since October 1986.

Robert M. Miller, Director.

Mr. Miller, age 63, retired as a financial consultant in 1995. Formerly he was a stockbroker and financial and real estate consultant in London, England; Brisbane, Australia and Vancouver, B.C., Canada. Mr. Miller has been a director of the Registrant since October 1992.

Anthony V. Feimann, Secretary-Treasurer.

Mr. Feimann, age 66, retired in 1993 as a financial consultant. He graduated with a Bachelor of Arts degree in Econometrics from the University of British Columbia in 1963. This included one year of post-graduate work. Mr. Feimann worked for a national firm of Chartered Accountants for five years and was in public practice in accounting for an additional two years. He was co-founder of Econometrica, Inc., an economic consulting company specializing in econometrics based in Santa Barbara, California.

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

Based solely upon a review of Form 4’s required to be filed under Rule 16a-3(d) during fiscal 2006 and any required Form 5’s with respect to fiscal 2006, and certain written representations from executive officers and directors, the Registrant is unaware that any required reports were not timely filed.

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

ITEM 10. EXECUTIVE COMPENSATION.

None of the officers and directors of the company received compensation in excess of $100,000 per year during the past three fiscal years. The Registrant does not intend to pay any of the officers and directors of the company until the Registrant turns profitable.

Other Compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there was no existing plan as of September 30, 2004 provided for or contributed to by the company.

With the exception of the following, no remuneration is proposed to be paid in the future directly or indirectly by the Registrant to any officer or director. (1) On June 1, 2000, the registrant adopted a Non-Employees Directors and Consultants Retainer Stock Plan; and (2) on June 1, 2000, the Registrant adopted a Stock Incentive Plan. The company may pay compensation to officers and directors in the future under one or both of these plans.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (2)	Percent of Class

Common Stock	Sidney B. Fowlds, 74040 Hwy. 111, Suite L 200, Palm Desert CA 92260	2,040,028 (3)	2.6%
Common Stock	John Johnston, 74040 Hwy. 111, Suite L 200, Palm Desert CA 92260	2,001,750	2.5%
Common Stock	Robert M. Miller, 74040 Hwy. 111, Suite L 200, Palm Desert CA 92260	2001750	2.5%
Common Stock	Anthony V. Feimann, 74040 Hwy. 111, Suite L 200, Palm Desert CA 92260	2,000,000	2.5%

Common Stock	Shares of all directors and executive officers as a group (4 persons)	8,043,500	10.1%

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

(3)           40,028 of these shares are held in the name of North American Oil and Gas, a company controlled by Mr. Fowlds. The other 2,040,028 shares are held by Nola Fowlds, Mr. Fowlds’ wife.

Securities Authorized for Issuance under Equity Compensation Plans.

The Registrant has adopted two equity compensation plans:

Employee Stock Incentive Plan.

On June 1, 2000, the Registrant adopted an Employee Stock Incentive Plan (the company adopted Amendment No. 3 to this plan on October 15, 2004). This plan is intended to allow directors, officers, employees, and certain non-employees of the Registrant to receive options to purchase company common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the company, and to attract and retain employees. A total of 45,000,000 shares of common stock have been registered under this plan under Form S-8’s filed with the SEC. The Registrant intends to file a registration statement on Form S-8 to cover shares available under the plan which are no longer registered under the Securities Act as a result of the reverse stock split. Options granted under this plan are to be exercisable for a period of ten years from the grant date at whatever price is established by the Board of Directors, in its sole discretion, on the date of the grant. As of September 30, 2006, there were 42,000,000 shares remaining to be issued under this plan.

Equity Compensation Plan Information September 30, 2006
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans not approved by security holders	0	$0.35	0

Equity compensation plans approved by security holders	30,000,000 Warrants	$0.35	Director’s and Consultant’s Plan: 66,000,000; Stock Incentive Plan: 42,000,000
Total	30,000,000 Warrants 0	$0.35	Director’s and Consultant’s Plan: 66,000,000; Stock Incentive Plan: 42,000,000

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

As the Registrant has been unable to meet its financial obligations as they became due, JRM Financial Services, Inc., an entity in which one of the directors is Mr. Fowlds, offered to pay the obligations on behalf of the Registrant and agreed to make payments as required (through the use of the unused line of credit to draw on under a debenture), such payments secured by and subject to the terms of a debenture (assumed on October 1, 2000 from Xanthos Management Corporation; see Exhibit 2.1 of this Form 10-KSB). The total aggregate principal amount of the debenture is $5,000,000 that may be outstanding at any time and interest shall be payable at 10% per annum. By resolution of the board of directors (with Mr. Fowlds abstaining), dated April 1, 2005, and with the approval of 72% of the shareholders, the Registrant is authorized to pay JRM management fees of $62,000 per month (for services rendered to the Registrant in operating the company, as well as providing funds for the Registrant’s operations), and for JRM to pay all expenses except professwional fees, transfer agent fees and Filing fees. These payments are to cover expenses incurred by company management as they continue to travel to search for new business opportunities and to try to execute its current business plan.

On October 27, 2004, the Registrant issued options covering a total of 13,500,000 shares of common stock to certain individuals for services rendered to the company, including three of its directors (excluding Sidney Fowlds), Nola Fowlds 1,800,000 (Mr. Fowlds’ wife). These options were immediately exercised for a total amount of $135,000, which has been received by the Company; this resulted in a total of 13,500,000 free trading shares of common stock being issued under a Form S-8 POS filed with the Securities and Exchange Commission.

ITEM 13. EXHIBITS.

Exhibits included or incorporated by reference herein are set forth under the Exhibit Index.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by George Brenner, CPA (collectively, “Accountants”) for the audit of the Registrant’s annual financial statements, and review of financial statements included in the company’s Form 10-QSB’s: 2006: $21,200; and 2005: $15,173.

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

formerly E.T. Corporation

I have audited the accompanying balance sheets of Parafin Corporation (A Development Stage Company) formerly E.T. Corporation as of September 30, 2006 and 2005, and the related statements of operations, stockholders’ equity (deficit) and cash flows for years ended September 30, 2006 and 2005 and the cumulative period from October 3, 1978 through September 30, 2006. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parafin Corporation as of September 30, 2006 and 2005 and the results of its operations and its cash flows for the years ended September 30, 2006 and 2005 and the cumulative period from October 3, 1978 (inception) through September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 under the caption “Significant Accounting Policies – Restatement – September 30, 2005”, the Company has restated its previously issued financial statements for the period September 30, 2005 to reflect the correction of certain errors related to (1) the valuation of certain consulting expenses and (2) the valuation and expensing of certain stock options.

Los Angeles, California

January 8, 2007

PARAFIN CORPORATION
(A Development Stage Company)
BALANCE SHEETS

ASSETS
	September 30, 2006	September 30, 2005
		(Restated)
Intangible Assets:
Personal Computer Environment WorkStation
Rights and Patents Pending, at cost	$6,059,552	$ -

Total Assets	$6,059,552	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Debenture payable, JRM
Financial Services Inc	$313,905	$291,373
Accounts payable	2,553	1,175
	316,458	292,548

Stockholders’ Equity (Deficit):
Preferred stock, par value $0.001,
10,000,000 shares authorized,
issued and outstanding - none	0	0

Common stock, par value $0.001,
1,990,000,000 shares authorized,
79,338,152 and 5,837,029 shares
issued and outstanding	79,338	5,837
Paid-in-capital in excess of par value	47,327,185	32,015,686
Deficit accumulated during the
Development stage	(41,663,429)	(32,314,071)

Total Stockholders’ Equity (Deficit)	5,743,094	(292,548)

Total Liabilities and Stockholders’
Equity (Deficit)	$6,059,552	$0

The accompanying notes are an integral part of the financial statements.

PARAFIN CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	From October 3, 1978 (Inception) to September 30, 2006	For the Year Ended September 30, 2006	For the Year Ended September 30, 2005
			(Restated)
Revenues	$ --	$ --	$ --

General and Administrative
Expenses:
Accounting and legal	283,955	46,700	51,917
Amortization	8,143,848	--	--
Web Home Page	250,000	--	250,000
Depreciation	534,886	--	--
Consulting and management fees	26,111,157	5,194,000	741,200
Transfer and filing fees	148,422	15,258	7,661
Options granted for services
by non-employees -
related parties	4,500,000	4,050,000	450,000

Total General and Administrative
Expenses	39,972,268	9,305,958	1,500,778

Net (Loss) Before Other
Income (Expenses)	(39,972,268)	(9,305,958)	(1,500,778)

Other Income and (Expenses):
Interest expense	(1,773,168)	(43,400)	(30,889)
Forgiveness of debt	82,007	--	--

Total Other Income and
Expenses	(1,691,161)	(43,400)	(30,889)

Net (Loss)	($41,663,429)	($9,349,358)	($1,531,667)

Basic and Diluted
Earnings Per Share		$ (0.17)	$ (0.34)

Weighted Average Number
Of Shares Outstanding		53,713,152	4,479,337

The accompanying notes are an integral part of the financial statements.

PARAFIN CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM OCTOBER 3, 1978 (INCEPTION) TO SEPTEMBER 30, 2005

				(Deficit)
	Common (1) Stock Shares	Common Stock Par Value Amount	Additional Paid-In Capital	Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
Date of Inception, October 3,1978 Issuance of Common Stock for Cash:	0	$ 0	$ 0	$ 0	$ 0

November 8, 1978

November 30, 1978

December 1, 1978 to

January 30, 1979

May 22, 1979

September 28, 1979

Common Stock Distributable in connection with property acquisition, September 1, 1979

Net (loss) for the period from Inception (October 3, 1978) to September 30, 1979

Balance September 30, 1979

Net (loss) for the year ended September 30, 1980

Balance September 30, 1980

Common stock Subscribed, September 1, 1981

Net (loss) for the year ended September 30, 1981

Balance September 30, 1981

	0 0 0 0 0 0 0 0 0 0 0 0 0	0 0 0 0 0 0 0 0 0 0 0 0 0	18,000 6,000 70,300 12,000 1,726,611 25,400 0 1,858,311 0 1,858,311 25,080 0 1,883,391	0 0 0 0 0 0 (25,943) (25,943) (274) (26,217) 0 (220,411) (246,628)	18,000 6,000 70,300 12,000 1,726,611 25,400 (25,943) 1,832,368 (274) 1,832,094 25,080 (220,411) 1,636,763 The Accompanying The

PARAFIN CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM OCTOBER 3, 1978 (INCEPTION) TO SEPTEMBER 30, 2005

(continued)

(Deficit)
	Common(1) Stock Shares	Common Stock Par Value Amount	Additional Paid-In Capital	Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
Net loss for the year ended September 30, 1982 Balance, September 30, 1982	0 0	0 0	0 1,883,391	(970,727) (1,217,355)	(970,727) 666,036

November 3, 1983:

Sale of Common Stock to Shareholders

Sale of Common Stock to Public

January 21, 1983: Exchange of Common Stock for oil and gas lease

February 15, 1983: Exchange of Common Stock for oil and lease

Net (loss) for the year ended September 30, 1983

Balance, September 30, 1983

Exchange of Common Stock and warrant for oil and gas leases (adjusted for footnotes 1, 2, 3, 4, and 5)

Net (loss) for the year ended September 3, 1984

Balance, September 30, 1984

	0 0 0 0 0 0 0 0 0	0 0 0 0 0 0 0 0 0	357,607 327,642 4,610 12,800 0 2,586,050 13,896 0 2,599,946	0 0 0 0 (382,934) (1,600,289) 0 (53,080) (1,653,369)	357,607 327,642 4,610 12,800 (382,934) 985,761 13,896 (53,080) 946,577

PARAFIN CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM OCTOBER 3, 1978 (INCEPTION) TO SEPTEMBER 30, 2005

(continued)

(Deficit)
	Common(1) Stock Shares	Common Stock Par Value Amount	Additional Paid-In Capital	Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
Net (loss) for the year ended September 30, 1985 Balance September 30, 1985	0 0	0 0	0 2,599,946	(797,173) (2,450,542)	(797,173) 149,404
Net (loss) for the year ended September 30, 1986 Balance, September 30, 1986 July 8, 1987 Shares issued for oil and gas producing properties	0 0 0	0 0 0	0 2,599,946 7,366,002	(266,446) (2,716,988) 0	(266,446) (117,042) 7,366,002

Net (loss) for the year ended September 1987 Balance, September 30, 1987	0 0	0 0	0 9,965,948	(52,767) (2,769,755)	(52,767) 7,196,193

PARAFIN CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM OCTOBER 3, 1978 (INCEPTION) TO SEPTEMBER 30, 2005

(continued)

(Deficit)
Common(1) Stock Shares	Common Stock Par Value Amount	Additional Paid-In Capital	Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

Net (loss) for the year ended September 30, 1988

Balance, September 30, 1988

Net income for the year ended September 30, 1989

Balance, September 30, 1989

Net Income (loss) for the year ended September 30, 1990

Balance, September 30, 1990

Net Income (loss) for the year ended September 30, 1991

Balance, September

30, 1991

Issue of shares on June 30, 1992

Acquisition (loss)

Net (loss) for the Year ended September 30, 1992

___________0 0 0 0 0 0 ___________0 0 0 0 __________0	0 0 0 0 0 0 0 0 0 0 0	0 9,965,948 0 9,965,948 0 9,965,948 0 9,965,948 6,650,000 0 0	(7,306,094) (10,075,849) 1,571 (10,074,278) 0 (10,074,278) 0 (10,074,278) 0 (597,021) (1,560)	(7,306,094) (109,901) 1,571 (108,330) 0 (108,330) 0 (108,330) 6,650,000 (597,021) (1,560)

PARAFIN CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM OCTOBER 3, 1978 (INCEPTION) TO SEPTEMBER 30, 2005

(continued)

(Deficit)
	Common(1) Stock Shares	Common Stock Par Value Amount	Additional Paid-In Capital	Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
Balance September 30, 1992 Net (Loss) for the Year Ended September 30,1993	0 ___________0	0 0	16,615,948 0	(10,672,859) (2,736,933)	5,943,089 (2,736,933)

Balance September 30, 1993

Net (Loss) for the year ended September 30, 1994

Balance, September 30, 1994

Reverse split of common stock February 8, 1995,

1 for 30

Issue 2 shares

Net (Loss) for the year ended September, 30 1995

Balance September, 30 ,1995

Issue 2 shares

Issue 1 share

Reversal of

shares issued

Net (Loss) for the year ended September 30, 1996

Balance September 30, 1996

	0 0 0 0 2 0 2 2 1 0 0 4	0 0 0 0 0 0 0 0 0 0 0 0	16,615,948 0 16,615,948 0 2,500,000 0 19,115,948 3,750,000 10,000,000 (9,920,000) 0 22,945,948	(13,409,792) (2,636,474) (16,046,266) 0 0 (3,001,047) (19,047,313) 0 0 0 (4,294,332) (23,341,645)	3,206,156 (2,636,474) 569,682 0 2,500,000 (3,001,047) 68,635 3,750,000 10,000,000 (9,920,000) (4,294,332) (395,697)

PARAFIN CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM OCTOBER 3, 1978 (INCEPTION) TO SEPTEMBER 30, 2005

(continued)

(Deficit)
Common(1) Stock Shares	Common Stock Par Value Amount	Additional Paid-In Capital	Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

Issue 10 shares October 1, 1996	10	0	3,500,000	0	3,500,000

Cancellation of 10 shares issued on

February 15, 1997

Sale of 27 shares of treasury stock September 1997

Net (Loss) for the year ended September 30, 1997

Balance September 30, 1997

Net (Loss) for the year ended September 30, 1998

Balance September 30, 1998

Net (Loss) for the year ended September 30, 1999

Balance September 30, 1999

Private placement of common shares with warrants on November 17, 1999

Private placement of common shares with warrants on

July 3, 2000

	(10) 0 0 4 0 4 0 4 1 3	(0) 0 0 0 0 0 0 0 0 0	(3,500,000) 1,640,000 0 24,585,949 0 24,585,949 0 24,585,949 500,000 1,500,000	0 0 (1,146,273) (24,487,918) (449,660) (24,937,578) (403,642) (25,341,220) 0 0	(3,500,000) 1,640,000 (1,146,273) 98,030 (449,660) (351,630) (403,642) (755,272) 500,000 1,500,000

PARAFIN CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM OCTOBER 3, 1978 (INCEPTION) TO SEPTEMBER 30, 2005

(continued)

				(Deficit)
	Common(1) Stock Shares	Common Stock Par Value Amount	Additional Paid-In Capital	Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
Net (Loss) for the year ended September 30, 2000	0	0	0	(424,431)	(424,431)

Balance September 30, 2000

December 11, of shares for consulting services

June 4, 2001 issuance of shares with warrants for payment of debentures(Note 10)

July 2 ,2001 issuance of shares for payment of debentures

July 25, 2001 issuance of shares for consulting services

Net (Loss) for the year ended September 30, 2001

Balance September 30, 2001

October 25, 2001 issuance of shares for payment of debenture at $20.00

October 29, 2001 issuance of shares for consulting services

February 10, 2002 issuance of shares for consulting services

	8 0 20 20 15 0 64 20 32 14	0 0 0 0 0 0 0 0 0 0	26,585,949 50,000 700,000 250,000 750,000 0 28,335,949 200,000 15,900 67,500	(25,765,651) 0 0 0 0 (2,758,538) (28,524,189) 0 0 0	820,297 50,000 700,000 250,000 750,000 (2,758,538) (188,241) 200,000 15,900 67,500

PARAFIN CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM OCTOBER 3, 1978 (INCEPTION) TO SEPTEMBER 30, 2005

(continued)

				(Deficit)
	Common(1) Stock Shares	Common Stock Par Value Amount	Additional Paid-In Capital	Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

April 25, 2002 issuance of shares for consulting services	650	1	64,999	0	65,000

April 25, 2002 issuance of shares for Directors and Consultant Options (Note 11)

April 25, 2002 issuance of shares with warrants for payment of debenture

Net loss for year ended September 30, 2002

Balance September 30, 2002

	1,000 1,800 0 3,579	1 2 0 4	99,999 179,998 0 28,964,345	0 0 (801,671) (29,325,860)	100,000 180,000 (801,671) (361,512)
October 11, 2002: Issuance of 1,100 common shares for consulting	1,100	1	10,999	-	11,000

March 13, 2003: Issuance of 50,000 common shares

March 13, 2003: Issuance of 10,000 shares for consulting

March 18, 2003: Issuance of 10,000 shares for consulting

March 28, 2003: Issuance of 12,350 shares for consulting

Net (loss) for the year ended September 30, 2003

Balance, September 30, 2003

50,000 10,000 10,000 12,350 - 87,029	50 10 10 12 - $ 87	499,550 4,990 4,990 6,173 - $ 29,491,437		- - - - (726,648) $ (30,052,508)	500,000 5,000 5,000 6,175 (726,648) $ (560,985)

PARAFIN CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM OCTOBER 3, 1978 (INCEPTION) TO SEPTEMBER 30, 2005

(continued)

(Deficit)
Common (1) Stock Shares	Common Stock Par Value Amount	Additional Paid-In Capital	Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

August 20, 2004:

Issuance of 50,000

Commons shares	50,000	50	499,950	-	500,000

Net(loss) for the

year ended September

30, 2004	-	-	-	(729,896)	(729,896)

Balance, September

30, 2004	137,029	137	29,991,386	(30,782,404) (790,881)

October 15, 2004

1 for 50 reverse

split	0	0	0	0	0

October 18, 2004

2,500,000 warrants

exercised	2,500,000	2,500	747,500	0	750,000

October 27, 2004

1,500,000 employee

stock options (S-8)

exercised	1,500,000	1,500	598,500	0	600,000

November 29, 2004

200,000 shares

issued for

consulting

services	200,000	200	79,800	0	80,000

June 16, 2005

1,500,000 shares	1,500,000	1,500	598,500	0	600,000

June 16, 2005

issuance of 1,500,000

warrants exercisable	0	0	0	0	0

Net loss for the year

ended September 30, 2005	_________0	______0	__________0	(1,531,667)	(1,531,667)

Balance

September 30, 2005

(Restated)	5,837,029	5,837	32,015,686	(32,314,071)	(292,548)

Adjustment for

fractional shares	1,123	1	(1)	0	0

January 18, 2006

Exercise of warrants

@ $.05/sh attached to a

previous issue of shares

for cash	15,000,000	15,000	735,000	0	750,000

January 19, 2006

Exercise of Directors

and Employee options

@ $.01/sh	13,500,000	13,500	4,171,500	0	4,185,000

PARAFIN CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM OCTOBER 3, 1978 (INCEPTION) TO SEPTEMBER 30, 2005

(continued)

(Deficit)
Common (1) Stock Shares	Common Stock Par Value Amount	Additional Paid-In Capital	Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

January 24, 2006

Private placement @ $.20/sh

with an “A” warrant

attached for cash

to purchase computer

chair (see Note 12B)	30,000,000	30,000	5,970,000	0	6,000,000

March 9, 2006

Stock issued for services:

Issued to a consultant

for computer chair

@ $.005/sh	5,000,000	5,000	1,645,000	0	1,650,000

April 25, 2006

Issued to a consultant

for investigating the

Russian oil deal

@ $.005/sh	10,000,000	10,000	2,790,000	0	2,800,000

Net loss for the year

ended September 30, 2006	__________	________	____________	(9,349,358)	(9,349,358)

Balance, September

30, 2006	79,338,152	$79,338	$47,327,185	$(41,663,429)	$5,743,094

(1) All issuances have been adjusted for footnotes 2,3,4,5,6,7 and 8 below.

(2) Adjusted for April 22, 2002 reverse stock split, 1 for 50.

(3) Adjusted for April 30, 2001 reverse stock split, 1 for 10.

(4) Adjusted for October 25, 1999 reverse stock split, 1 for 3.

(5) Adjusted for February 8, 1995 reverse stock split, 1 for 30.

(6) Adjusted for March 3, 2003 reverse stock split, 1 for 20.

(7) Adjusted for October 15, 2004 reverse stock split 1 for 50.

(8) Adjusted for January 9, 2006 reverse stock split 1 for 10. Due to reverse stock splits, all shares issued before September 30, 1994 are not recorded in the stockholders’ equity (deficit) statement. This is due to the revenue stock splits resulting in fractional shares.

The accompanying notes are an integral part of the financial statements.

PARAFIN CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FROM OCTOBER 3, 1978 (INCEPTION) TO SEPTEMBER 30, 2005

From October 3,	For the Year	For the Year
1978 (Inception)	Ended	Ended
to September 30,	September 30,	September 30,
2006	2006	2005____
(Restated)

Cash Flows from

Operating Activities:

Net (loss)	$(41,663,429)	$(9,349,358)	$(1,531,667)

Adjustments to Reconcile

Net (Loss) to Cash used

in Operating Activities:

Stock compensation	9,030,000	8,500,000	530,000

Amortization     8,143,848 -- --

Depreciation	534,886	--	--

Changes in operating assets

and liabilities:

Increase (decrease) in
accounts payable	2,553	1,378	(2,485)

Net Cash Used in

Operating Activities	(23,952,142)	(847,980)	(1,004,152)

Cash flows from Investing

Activities:

Acquisition of fixed assets	(534,886)	--	--
Acquisition of intangible

asset  (14,203,400)(6,059,552) --

Net Cash Used in Investing

Activities	(14,738,286)	(6,059,552)	--

Cash Flows from Financing Activities:

Proceeds from JRM
Financial Services, Inc.	5,128,905	907,532	1,004,152
Payments to JRM
Financial Services Inc.	(4,815,000)	(885,000)	(1,500,000)
Issuance of Common Stock	38,376,523	6,885,000	1,500,000

Net Cash Provided By

Financing Activities	38,690,428	6,907,532	1,004,152

Net Increase (Decrease)

In Cash	--	--	--
Cash, Beginning of Period	--	--	--
Cash, End of Period	$--	$--	$--

The accompanying notes are an integral part of the financial statements.

PARAFIN CORPORATON

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

NOTE 1 – HISTORY

Following is the chronological history of Parafin Corporation, the Company (formerly Caribou Energy, Inc.) was originally incorporated in Colorado in 1978. The Company was originally engaged in oil and gas exploration from its inception until 1988. In 1988, the Company abandoned all of its oil and gas properties and all accounts associated with oil and gas have been written off.

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

The Company endeavored efforts in its entry into not-for profit fund raising using “1-800” and “1-900” pay-per-call telephone numbers and the Company has retained the services of consultants to attempt to procure contracts.

As of August 30, 2002 the Company divested itself of two assets, the Company’s timeshare website, “timeshareunitsales.com” and “eSearch B2B.com” (proprietary software for an internet Meta Crawler), into two corporations and attempted to apply for the listing of their shares on the Over the Counter Bulletin Board. Shareholders of record August 30, 2002 were to have received one share of each corporation for each share of E.T. Corporation held as of that date.

On October 7, 2004, the Company’s name was changed from E.T. Corporation to Parafin Corporation.

PARAFIN CORPORATON

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Restatement – September 30, 2005

The Company has corrected its September 30, 2005 financial statements to reflect the following:

(1)	Consulting services previously valued at $20,000 were corrected to $80,000, an increase of $60,000.
(2)	Stock options previously valued at $150,000 were corrected to $600,000, an increase of $450,000.

The effect of the above corrections, $510,000, resulted in a restated loss of $1,531,667 vs. $1,021,667 and a restated cumulative deficit during the development stage of $32,314,071 vs. $31,804,071.

Share Based Payments

The Company accounts for shares of stock issued to non employee directors and consultants in accordance with SFAS No. 123R. Because the grant and exercise price are simultaneous the shares are priced at the market value on the day the shares are issued. Compensation in excess of the grant price was recorded for 13,500,000 shares at $4,050,000 and 1,500,000 at $450,000 for September 30, 2006 and September 30, 2005, respectively.

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

The Company may become involved in oil and gas producing activities. Should that occur the Company’s status would change from a development stage entity to an exploratory stage entity. To date, the Company’s only costs as an exploratory stage entity have been $2,750,000 paid in stock to a consultant. Accordingly, the Company is currently not involved and any oil and gas producing activities.

Amortization

Because the Personal Computer Environment Work Station is still in the design stage no amortization has begun. See Note 11 B “Ergonomic Work Station Rights”.

The purchased rights for the TeleManagement VoiceMail system and product development expenditures were amortized over the estimated useful life of four years and has been fully amortized as of September 30, 2004. The eSearch B2B Web Crawler had been amortized over

PARAFIN CORPORATON

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

three years and has been fully amortized as of September 30, 2004. The eSearchB2B Web Crawler had been originally setup to be amortized over three years. However, due to impairment losses, the eSearchB2B Web Crawler was written off for the year ended September 30, 2001. Therefore, after the year then ended there is no longer any amortization for the eSearchB2B Web Crawler (see Note 1 for the divesting of the eSearchB2B Web Crawler). The eSearchB2B Web Crawler was purchased in September 2000, but was not put into use until October 2000.

Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At September 30, 2006 and 2005 there were no cash equivalents.

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

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount of fair value less costs to sell.       Management does not believe there is any impairment of the Personal Computer Environment Work Station.

Deferred Income Tax

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of

PARAFIN CORPORATON

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

NOTE 3 – GOING CONCERN

As of September 30, 2006, the Company had an accumulated deficit of $41,663,429, no cash and revenue. As a result, substantial doubt exists about its ability to continue as a going concern. These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Operations to date have been primarily financed by equity transactions. The Company’s future operations are dependent upon the identification and successful completion of additional equity financing, the continued support of creditors and shareholders, and, ultimately the achievement of profitable operations. There can be no assurances that the Company will be successful. If it is not, the Company will be required to reduce operations or liquidate assets, if any. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. See Note 12 “Other Events” regarding management’s future plans.

PARAFIN CORPORATON

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

NOTE 4 – RELATED PARTIES

Advances payable JRM Financial Services, Inc.,

secured with floating debenture and due on demand.	$313,905

Since the Company has been unable to meet its financial obligations as they become due, JRM Financial Services, Inc. an entity in which one of the directors and officer is Mr. Fowlds, the Company’s CEO, offered to pay the obligations on behalf of the Company and to make payments as required (through the use of the unused line of credit to draw on under a debenture) such payments secured by and subject to the terms of a debenture. The total aggregate principal amount of the debenture is $5,000,000 that may be outstanding at any time and interest is payable at 12% compounded quarterly. Interest expense is computed on a quarterly basis, and the amount is then added to the principal amount of the debenture, Note 5. Mr. Fowlds is also a director and officer of Parafin Corporation.

By resolution of the board of directors (with Mr. Fowlds abstaining) effective from April 1, 2005, JRM Financial Services Inc. will pay all telephone, rent, travel and promotion expenses on behalf of the Corporation as management fees for $62,000 per month. In addition, JRM Financial Services will bill the Company separately for professional fees, transfer fees and consulting fees. The agreement runs on a yearly basis (October through September). For the year ended September 30, 2006 professional fees and transfer fees were $46,700 and $15,258 respectively. In addition, an employee of JRM (an adult daughter of Parafin’s CEO) was granted and exercised a stock option for 1,800,000 common shares at $.01 per share. The market price on the date of issue was $.30 per share.

Other options granted and exercised at $.01 were as follows: other family members of the CEO 4,500,000 shares, directors and the secretary treasurer 5,400,000 shares, other (non related individual), 1,800,000 shares for an aggregate of 13,500,000 shares. The market price on the date of granting and issue of all shares was $.30

The above options issued and exercised were approved by shareholders representing over 80% of the issued and outstanding shares.

NOTE 5 – DEBENTURE PAYABLE, BEARER

This debenture is dated October 1, 1992, and the total aggregate principal amount of the debenture is $5,000,000 that may be outstanding at any time, interest shall be payable at 12% per annum compounded quarterly, and the principal amount is due upon demand. The debenture is secured by all Company assets of a like kind or nature hereafter acquired including but not limited to the Personal Computer Environment Work Station, TeleManagement System, 1-900 Services, 1-800 Services, Voice Mail Services and Computer Centers. The current outstanding balance is $313,905.

PARAFIN CORPORATON

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

NOTE 6 – FUNDING CONCENTRATION

Monies raised to pay down the debenture have been provided by the issuance of restricted stock through the Company’s fiscal agent Rukos Security Advice AG, a broker dealer whose principal offices are in Frankfurt, Germany.

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

NOTE 8 – WARRANTS

Warrants were issued with the private placement of common stock as follows:

On January 24, 2006 30,000,000 restricted (cannot be sold for 2 years) common shares were issued @ $.20/sh to yield $6,000,000. Each share has an “A” warrant attached exercisable @ $.35/sh for a period of 3 years. If exercised the holder receives another restricted, as above, common share with a “B” warrant attached, exercisable at $.50/sh for a further 3 years. If exercised the common stock so issued is also restricted as above.

The proceeds ($6,000,000) were used for the purchase of the Personal Computer Environment Workstation rights and patents pending, see Note 11B. Fifteen million warrants were issued in connection with a private placement of 15,000,000 shares in June, 2005.

The warrants were exercised at $.05 per share to yield $750,000.

NOTE 9 – STOCK BENEFIT PLANS

Retainer Stock Plan for Non-Employee Directors and Consultants.

On June 1, 2000, the Company adopted a Retainer Stock Plan for Non-Employee Directors and Consultants (the company adopted Amendment No. 3 to this plan on March 15, 2003). The purposes of the plan are to enable the Company to promote the interests of the company by attracting and retaining non-employee directors and consultants capable of furthering the business of the company and by aligning their economic interests more closely with those of the company’s shareholders, by paying their retainer or fees in the form of shares of common stock. A total of 60,000,000 shares of common stock were registered under this plan as a result of a Form S-8 POS filed with the SEC on April 10, 2003. During the year ended September 30,

PARAFIN CORPORATON

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

2005, 17,000,000 shares were exercised. As of September 30, 2005, there were 13,500,000 shares remaining to be issued under this plan.

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

Following are schedules of the Stock Benefit Plans for the fiscal years ended September 30, 2005 and 2006:

Weighted	Weighted
Non Employee	Average	Stock	Average
Directors and Consultants	Exercised Price	Incentive Plan	Exercised Price

Balances Available

October 1, 2004	500,000	$.01	0	$.01

Additions to the Plans	30,000,000	15,000,000

Exercised	(17,000,000)	.01	0

Balances

September 30, 2005	13,500,000	15,000,000

Exercised	(13,500,000)	.01	0

Adjustment for 1 for 10

Reverse Split (see below)	81,000,000	27,000,000

Exercised	(15,000,000)	.01	0	___________

Balances

September 30, 2006	66,000,000	$.01	42,000,000	$.01

Adjustment – the registrant intends to file a registration statement on Form S-8 to cover shares available under the plan which are no longer registered under the Securities Act as a result of the reverse stock split.

PARAFIN CORPORATON

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

NOTE 10 – SUPPLEMENTARY INFORMATION – CASH FLOWS

Following are the supplemental data in connection with the accompanying

Statements of Cash Flows:

Year Ended September 30,
2006	2005
Interest paid	$43,400	$ 30,889
Income taxes paid	$0	$0

Non-monetary transaction

Consulting stock issued
15,000,000 shares	4,450,000	530,000
Options	4,050,000	--
$8,500,000	$530,000

NOTE 11 – OTHER EVENTS

A.	On January 9, 2006 a reverse stock split of 1 for 10 was effected.

B.	Ergonomic Workstation Rights – Personal Computer Environment Work Station

On January 24, 2006 the Company had acquired all rights and patents pending to an ergonomic computer work station it calls the PCE, (Personal Computer Environment) for $6,000,000. Since April 2006, Parafin has modified the design of the computer work stations and new patents have been filed. The Company plans to manufacture the work station through a subcontractor in China. Parafin’s management anticipates having its first ten prototype computer work stations manufactured by the end of February, 2007. Although Parafin currently does not have any customers for the work station, it has begun marketing the work station to several potential large buyers. Parafin’s management believes there is a large potential market for the work stations; however, there can be no assurance that Parafin will obtain the patents that it has applied for or that Parafin will be successful in selling the computer work stations to any customers.

NOTE 12 – INCOME TAXES

The Company has net operating losses (NOL) carryforwards of approximately $22,058,000. NOL’s can be carried forward 15 years for losses prior to August 6, 1997; 20 years for losses after August 6, 1997. Because of the uncertainty that the NOL will ever be used the Company has provided an allowance for the entire NOL. Following are the NOL’s by years that expire from 2005 through 2025:

YEAR	LOSS	EXPIRES

1992	$2,000	2007
1993	2,737,000	2008
1994	2,636,000	2009

PARAFIN CORPORATON

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

1995	3,001,000	2010
1996	4,294,000	2011
1997	1,146,000	2017
1998	450,000	2018
1999	404,000	2019
2000	424,000	2020
2001	2,759,000	2021
2002	802,000	2022
2003	727,000	2023
2004	730,000	2024
2005	1,022,000	2025
2006	924,000	2026
$22,058,000

The provision for Federal income taxes is comprised as follows:

2006	2005	Inception
Net operating loss	$924,000	$ 1,022,000	$22,058,000
Deferred taxes	8,425,000	--	8,425,000
9,349,000	1,022,000	30,483,000
Statutory rate of 35%	3,272,000	358,000	10,669,000
Valuation allowance	(3,272,000)	(358,000)	(10,669,000)
Total provision for income tax	$0	$0	$0

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ParaFin Corporation

Dated: January 1, 2007	By: /s/ Sidney B. Fowlds
Sidney B. Fowlds, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Sidney B. Fowlds Sidney B. Fowlds	President/Chairman of the Board	01/01/07
/s/ John Johnston John Johnston	Vice President/Director	01/01/07
/s/ Robert M. Miller Robert M. Miller	Director	01/01/07
/s/ Anthony V. Feimann Anthony V. Feimann	Secretary/Treasurer (principal financial and accounting officer)	01/01/07

EXHIBIT INDEX

Number	Description

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

3.1	Articles of Incorporation of the Registrant, dated May 30, 2000 (incorporated by reference to Exhibit 3.1 of the Form 10-QSB filed on August 21, 2000).

3.2	Certificate of Amendment of Articles of Incorporation of the Registrant, dated April 11, 2002 (incorporated by reference to Exhibit 3.2 of the Form 10-KSB filed on January 14, 2003).

3.3	Certificate of Amendment of Articles of Incorporation, dated October 7, 2004 (incorporated by reference to Exhibit 3 of the Form 8-K filed on January 18, 2005).

3.4	Bylaws of the Registrant, dated June 10, 2000 (incorporated by reference to Exhibit 3.2 of the Form 10-QSB filed on August 21, 2000).

3.5	Certificate of Designation of the Registrant’s Series A-1 Preferred Stock (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006).

4.2	Retainer Stock Plan for Non-Employee Directors and Consultants, dated June 1, 2000 (incorporated by reference to Exhibit 4.2 of the Form S-8 filed on June 2, 2000).

4.4	Amended and Restated Stock Incentive Plan, dated January 18, 2002 (incorporated by reference to Exhibit 4 of the Form S-8 POS filed on February 6, 2002)

4.6	Amended and Restated Stock Incentive Plan (Amendment No. 2), dated May 1, 2002 (incorporated by reference to Exhibit 4.2 of the Form S-8 POS filed on May 7, 2002).

4.9	Amended and Restated Stock Incentive Plan (Amendment No. 3), dated October 15, 2004 (incorporated by reference to Exhibit 4.2 of the Form S-8 POS filed on October 27, 2004).

10.1	Consulting Agreement, dated February 13, 2006, between the Registrant and Allan G. Quattrin (incorporated by reference to Exhibit 3 to Current Report on Form 8-K, dated February 13, 2006)

10.2

Oil and Securities Purchase Agreement, dated as of May 8, 2006, between the Registrant and International Project Finance and Investment Corp. (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006).

10.3

Registration Rights Agreement, dated May 8, 2006, between the Registrant and International Project Finance and Investment Corp. (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006).

10.4

Corporate Offer and Purchase Agreement, dated September 4, 2006, between the Registrant and Wellslink Petroleum Co., LTD. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, dated September 9, 2006).

10.5	Consulting Agreement, effective September 15, 2006, between the Registrant and Sam Chanpradith (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, dated September 9, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Sidney B. Fowlds (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Anthony V. Feimann (filed herewith).

32	Section 1350 Certification of Sidney B. Fowlds and Anthony V. Feimann (filed herewith).

99.1	Press Release, dated February 10, 2006 incorporated by reference to Exhibit 2 to Current Report on Form 8-K, dated February 13, 2006)

99.2	Press Release, dated September 11, 2006 incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K, dated September 9, 2006)