Form 10KSB/A
period 2006-09-30
ParaFin CORP
filed 2007-01-16
CIK 311842

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

Selected Financial Information – Statement of Operations Data

The only significant changes to expense items are as follows:

2006	2005	Increase

Consulting and Management Fees	$5,194,000	$ 741,200	$4,452,800
Stock Option Expense	4,050,000	450,000	3,600,000
$9,244,000	$1,191,200	$8,052,800

The increase is explained by the increase of the common stock issued for Consulting Fees and employee stock options from the issue price to the market price at the time of issue.

2006 -	200,000 shares (1)
2005 -	28,500,000 shares

(1) adjusted for a 1 for 10 reverse stock split

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

PARAFIN CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM OCTOBER 3, 1978 (INCEPTION) TO SEPTEMBER 30, 2005

	Common (1) Stock Shares	Common Stock Par Value Amount	Additional Paid-In Capital	(Deficit) Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
Date of Inception,
October 3,1978	0	$0	$0	$0	$0

Issuance of Common Stock for Cash:

November 8, 1978	0	0	18,000	0	18,000

November 30, 1978	0	0	6,000	0	6,000

December 1, 1978 to January 30, 1979	0	0	70,300	0	70,300

May 22, 1979	0	0	12,000	0	12,000

September 28, 1979	0	0	1,726,611	0	1,726,611

Common Stock Distributable in connection with property acquisition, September 1, 1979	0	0	25,400	0	25,400

Net (loss) for the period from Inception (October 3, 1978) to September 30, 1979	0	0	0	(25,943)	(25,943)

Balance September 30, 1979	0	0	1,858,311	(25,943)	1,832,368

PARAFIN CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM OCTOBER 3, 1978 (INCEPTION) TO SEPTEMBER 30, 2005

(continued)

	Common (1) Stock Shares	Common Stock Par Value Amount	Additional Paid-In Capital	(Deficit) Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
Net (loss) for the year ended September 30, 1980	0	0	0	(274)	(274)

Balance September 30, 1980	0	0	1,858,311	(26,217)	1,832,094

Common Stock Subscribed September 1, 1981	0	0	25,080	0	25,080

Net (loss) for the year ended September 30, 1981	0	0	0	(220,411)	(220,411)

Balance September 30, 1981	0	0	1,883,391	(246,628)	1,636,763

Net (loss) for the year ended September 30, 1982	0	0	(970,727)	(970,727)

Balance September 30, 1982	0	0	1,883,391	(1,217,355)	666,036

November 3, 1983:

Sale of Common Stock to Shareholders	0	0	357,607	0	357,607

Sale of Common Stock to Public	0	0	327,642	0	327,642

January 21, 1983: Exchange of Common Stock for oil and gas lease	0	0	4,610	0	4,610

PARAFIN CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM OCTOBER 3, 1978 (INCEPTION) TO SEPTEMBER 30, 2005

(continued)

	Common (1) Stock Shares	Common Stock Par Value Amount	Additional Paid-In Capital	(Deficit) Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
February 15, 1983: Exchange of Common Stock for oil and gas lease	0	0	12,800	0	12,800

Net (loss) for the year ended September 30, 1983	0	0	0	(382,934)	(382,934)

Balance September 30, 1983	0	0	2,586,050	(1,600,289)	985,761

Exchange of Common Stock and warrant for oil and gas leases (adjusted for footnotes 1,2,3,4, and 5)	0	0	13,896	0	13,896

Net (loss) for the year ended September 3, 1984	0	0	0	(53,080)	(53,080)

Balance September 30, 1984	0	0	2,599,946	(1,653,369)	946,577

Net (loss) for the year ended September 30, 1985	0	0	0	(797,173)	(797,173)

Balance September 30, 1985	0	0	2,599,946	(2,450,542)	149,404

Net (loss) for the year ended September 30, 1986	0	0	0	(266,446)	(266,446)

Balance September 30, 1986	0	0	2,599,946	(2,716,988)	(117,042)

PARAFIN CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM OCTOBER 3, 1978 (INCEPTION) TO SEPTEMBER 30, 2005

(continued)

	Common (1) Stock Shares	Common Stock Par Value Amount	Additional Paid-In Capital	(Deficit) Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

July 8, 1987 Shares issued for oil and gas producing properties	0	0	7,366,002	0	7,366,002

Net (loss) for the year ended September 1987	0	0	0	(52,767)	(52,767)

Balance September 30, 1987	0	0	9,965,948	(2,769,755)	7,196,193

Net (loss) for the year ended September 30, 1988	0	0	0	(7,306,094)	(7,306,094)

Balance September 30, 1988	0	0	9,965,948	(10,075,849)	(109,901)

Net income for the year ended September 30, 1989	0	0	0	1,571	1,571

Balance September 30, 1989	0	0	9,965,948	(10,074,278)	(108,330)

Net Income (loss) for the year ended September 30, 1990	0	0	0	0	0

Balance September 30, 1990	0	0	9,965,948	(10,074,278)	(108,330)

Net Income (loss) for the year ended September 30, 1991	0	0	0	0	0

PARAFIN CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM OCTOBER 3, 1978 (INCEPTION) TO SEPTEMBER 30, 2005

(continued)

	Common (1) Stock Shares	Common Stock Par Value Amount	Additional Paid-In Capital	(Deficit) Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
Balance September 30, 1991	0	0	9,965,948	(10,074,278)	(108,330)

Issue of shares on June 30, 1992	0	0	6,650,000	0	6,650,000

Acquisition (loss)	0	0	0	(597,021)	(597,021)

Net (loss) for the year ended September 30, 1992	0	0	0	(1,560)	(1,560)

Balance September 30, 1992	0	0	16,615,948	(10,672,859)	5,943,089

Net (loss) for the year ended September 30, 1993	0	0	0	(2,736,933)	(2,736,933)

Balance September 30, 1993	0	0	16,615,948	(13,409,792)	3,206,156

Net (loss) for the year ended September 30, 1994	0	0	0	(2,636,474)	(2,636,474)

Balance September 30, 1994	0	0	16,615,948	(16,046,266)	569,682

Reverse split of common stock February 8, 1995 1 for 30	0	0	0	0	0

Issue 2 shares	2	0	2,500,000	0	2,500,000

Net (loss) for the year ended September 30, 1995	0	0	0	(3,001,047)	(3,001,047)

PARAFIN CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM OCTOBER 3, 1978 (INCEPTION) TO SEPTEMBER 30, 2005

(continued)

	Common (1) Stock Shares	Common Stock Par Value Amount	Additional Paid-In Capital	(Deficit) Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Balance September 30, 1995	2	0	19,115,948	(19,047,313)	68,635

Issue 2 shares	2	0	3,750,000	0	3,750,000

Issue 1 share	1	0	10,000,000	0	10,000,000

Reversal of shares issued	0	0	(9,920,000)	0	(9,920,000)

Net (loss) for the year ended September 30, 1996	0	0	0	(4,294,332)	(4,294,332)

Balance September 30, 1996	4	0	22,945,948	(23,341,645)	(395,697)

Issue 10 shares October 1, 1996	10	0	3,500,000	0	3,500,000

Cancellation of 10 shares issued on February 15, 1997	(10)	0	(3,500,000)	0	(3,500,000)

Sale of 27 shares of treasury stock September 1997	0	0	1,640,000	0	1,640,000

Net (loss) for the year ended September 30, 1997	0	0	0	(1,146,273)	(1,146,273)

Balance September 30, 1997	4	0	24,585,949	(24,487,918)	98,030

PARAFIN CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM OCTOBER 3, 1978 (INCEPTION) TO SEPTEMBER 30, 2005

(continued)

	Common (1) Stock Shares	Common Stock Par Value Amount	Additional Paid-In Capital	(Deficit) Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
Net (loss) for the year ended September 30, 1998	0	0	0	(449,660)	(449,660)

Balance September 30, 1998	4	0	24,585,949	(24,937,578)	(351,630)

Net (loss) for the year ended September 30, 1999	0	0	0	(403,642)	(403,642)

Balance September 30, 1999	4	0	24,585,949	(25,341,220)	(755,272)

Private placement of common shares with warrants on November 17, 1999	1	0	500,000	0	500,000

Private placement of common shares with warrants on July 3, 2000	3	0	1,500,000	0	1,500,000

Net (loss) for the year ended September 30, 2000	0	0	0	(424,431)	(424,431)

Balance September 30, 2000	8	0	26,585,949	(25,765,651)	820,297

December 11, of shares for consulting services	0	0	50,000	0	50,000

June 4, 2001 issuance of shares with warrants for payment of debentures (Note 10)	20	0	700,000	0	700,000

July 2, 2001 issuance of shares for payment of debentures	20	0	250,000	0	250,000

July 25, 2001 issuance of shares for consulting services	15	0	750,000	0	750,000

Net (loss) for the year ended September 30, 2001	0	0	0	(2,758,538)	(2,758,538)

Balance September 30, 2001	64	0	28,335,949	(28,524,189)	(188,241)

October 25, 2001 issuance of shares for payment of debenture at $20.00	20	0	200,000	0	200,000

October 29, 2001 issuance of shares for consulting services	32	0	15,900	0	15,900

February 10, 2002 issuance of shares for consulting services	14	0	67,500	0	67,500

April 25, 2002 issuance of shares for consulting services	650	1	64,999	0	65,000

PARAFIN CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM OCTOBER 3, 1978 (INCEPTION) TO SEPTEMBER 30, 2005

(continued)

	Common (1) Stock Shares	Common Stock Par Value Amount	Additional Paid-In Capital	(Deficit) Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
April 25, 2002 issuance of shares for Directors and Consultant Options (Note 11)	1,000	1	99,999	0	100,000

April 25, 2002 issuance of shares with warrants for payment of debenture	1,800	2	179,998	0	180,000

Net loss for year ended September 30, 2002	0	0	0	(801,671)	(801,671)

Balance September 30, 2002	3,579	4	28,964,345	(29,325,860)	(361,512)

October 11, 2002: Issuance of 1,100 common shares for consulting	1,100	1	10,999	-	11,000

March 13, 2003: Issuance of 50,000 common shares	50,000	50	499,550	-	500,000

March 13, 2003: Issuance of 10,000 shares for consulting	10,000	10	4,990	-	5,000

March 18, 2003: Issuance of 10,000 shares for consulting	10,000	10	4,990	-	5,000

PARAFIN CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM OCTOBER 3, 1978 (INCEPTION) TO SEPTEMBER 30, 2005

(continued)

	Common (1) Stock Shares	Common Stock Par Value Amount	Additional Paid-In Capital	(Deficit) Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
March 28, 2003: Issuance of 10,000 shares for consulting	12,350	12	6,173	-	6,175

Net (loss) for year ended September 30, 2003	-	-	-	(726648)	(726648)

Balance September 30, 2003	87,029	$87	$ 29,491,437	($30,052,508)	($560,985)

August 20, 2004 Issuance of 50,000 Common Shares	50,000	50	499,950	-	500,000

Net (loss) for year ended September 30, 2004	-	-	-	(729,896)	(729,896)

Balance September 30, 2004	137,029	137	29,991,386	(30,782,404)	(790,881)

October 15, 2004 1 for 50 reverse split	0	0	0	0	0

October 18, 2004 2,500,000 warrants exercised	2,500,000	2,500	747,500	0	750,000

October 27, 2004 1,500,00 employees stock options (S-8) exercised	1,500,000	1,500	598,500	0	600,000

November 29, 2004 200,000 shares issued for consulting services	200,000	200	79,800	0	80,000

June 16, 2005 1,500,000 shares	1,500,000	1,500	598,500	0	600,000

PARAFIN CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM OCTOBER 3, 1978 (INCEPTION) TO SEPTEMBER 30, 2005

(continued)

	Common (1) Stock Shares	Common Stock Par Value Amount	Additional Paid-In Capital	(Deficit) Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

June 16, 2005 issuance of 1,500,000 warrants exercisable	0	0	0	0	0

Net (loss) for year ended September 30, 2005	0	0	0	(1,531,667)	(1,531,667)

Balance September 30, 2005 (Restated)	5,837,029	5,837	32,015,686	(32,314,071)	(292,548)

Adjustment for fractional shares	1,123	1	(1)	0	0

January 18, 2006 Exercise of warrants @ $.05/sh attached to a previous issue of shares for cash	15,000,000	15,000	735,000	0	750,000

January 19, 2006 Exercise of Directors and Employee options @ $.01/sh	13,500,000	13,500	4,171,500	0	4,171,500

January 24, 2006 Private placement @ $.20/sh with an "A" warrant attached for cash to purchase computer chair (see Note 12B)	30,000,000	30,000	5,970,000	0	6,000,000

March 9, 2006 Stock issued for services: Issued to a consultant for computer chair @ $.005s/h	5,000,000	5,000	1,645,000	0	1,645,000

April 25, 2006 Issued to a consultant for investing the Russian oil deal @ $.005 s/h	10,000,000	10,000	2,790,000	0	2,800,000

Net loss for the year ended September 30, 2006	0	0	0	(9,349,358)	(9,349,358)

Balance September 30, 2006	$79,338,152	$79,338	$47,327,185	($41,663,429)	$5,743,094

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

PARAFIN CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FROM OCTOBER 3, 1978 (INCEPTION) TO SEPTEMBER 30, 2005

	From October 3, 1978 (Inception) to September 30, 2006	For the year Ended September 30, 2006	For the year Ended September 30, 2005
Cash Flows from
Operating Activities:
Net (loss)	($41,663,429)	($9,349,358)	($1,531,667)

Adjustments to Reconcile Net (Loss) to Cash used in Operating Activities:
Stock compensation	9,030,000	8,500,000	530,000
Amortization	8,143,848	--	--
Depreciation	534,886	--	--

Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	2,553	1,378	(2,485)

Net Cash Used in Operating Activities	(23,952,142)	(847,980)	(1,004,152)

Cash flows from Investing Activities:
Acquisition of fixed assets	(534,886)	--	--
Acquisition of intangible asset	(14,203,400)	(6,059,552)	--

Net Cash Used in Investing Activities	(14,738,286)	(6,059,552)	--

Cash Flows from Financing Activities:
Proceeds from JRM Financial Services, Inc	5,128,905	907,532	1,004,152
Payments to JRM Financial Services Inc.	(4,815,000)	(885,000)	(1,500,000)
Issuance of Common Stock	38,376,523	6,885,000	1,500,000

Net Cash Provided By Financing Activities	38,690,428	6,907,532	1,004,152

Net Increase (Decrease) in Cash	--	--	--
Cash, Beginning of Period	--	--	--
Cash, End of Period	$ --	$ --	$ --

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