Form 10QSB
period 2006-12-31
ParaFin CORP
filed 2007-02-23
CIK 311842

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

(Mark One)☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

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

As of December 31, 2006, the Registrant had 104,338,152 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes No X .

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	PAGE

Item 1. FINANCIAL STATEMENTS

BALANCE SHEET AS OF DECEMBER 31, 2006	3

STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
DECEMBER 31, 2005 AND DECEMBER 31, 2006	4

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
DECEMBER 31, 2005 AND DECEMBER 31, 2006	5

NOTES TO FINANCIAL STATEMENTS	6

ITEM 2. PLAN OF OPERATION	9

ITEM 3. CONTROLS AND PROCEDURES	16

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	17

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	17

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE
OF SECURITY HOLDERS	17

ITEM 5. OTHER INFORMATION	17

ITEM 6. EXHIBITS	17

SIGNATURES	18

CERTIFICATIONS	18

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCAL STATEMENTS.

PARAFIN CORPORATION
(A Development Stage Company)

BALANCE SHEET
December 31, 2006
(Unaudited)

ASSETS

Intangible Assets:
Personal computer Environment Work Station (at cost)		$6,059,522

Total Assets		$6,059,522

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Debenture Payable - JRM Financial Services Inc.		$533,427

Accounts Payable	1,175
		$533,142

Shareholders' Equity:
Common Stock, $0.001 par value
1,990,000,000 common shares authorized,
104,338,152 issued and outstanding		104,338
Preferred Stock - 10,000,000 authorized, none issued		0
Paid-In-Capital (in excess of par value)		49,877,185
Accumulated Deficit		(44,457,113)
Shareholders' Equity:		5,524,410
Total Liabilities & Shareholders' Equity		$ 6,059,522

The accompanying notes are an integral part of these financial statements

PARAFIN CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended		Fom Inception
	Dec. 31, 2006	Dec. 31, 2005	Oct. 3, 1978 to Dec. 31, 2006
Revenue	$0	$0	$0

General and Administrative Expenses:
Depreciation	0	0	534,886

Professional Fees	18,000	19,200	301,955
Web Home Page	0	0	250,000
Consulting Fees and Management Fees	1,216,000	186,000	27,327,157
Transfer Agent & Filing Fees	2,162	3,400	150,584

Amortization	0	0	8,143,848
Options granted for services by
Non-employees-related parties	0	0	4,500,000
Employee retention expense	1,545,000	0	1,545,000
Total General and
Administrative Expenses	2,781,162	208,600	42,753,430

Net (Loss) Before Other Income (Expense)	(2,781,162)	(208,600)	(42,753,430)

Other Income (Expense)
Forgiveness of Debt	0	0	82,007

Interest (Expense)	(12,522)	(11,879)	(1,785,690)

Total Other Income (Expense)	(12,522)	(11,879)	(1,703,683)

Net Income (Loss)	$ (2,793,684)	$ (220,479)	$ (44,457,113)

Basic and Diluted
Earnings (loss) Per Share	$ (0.03)	$ (0.04)	N/A

Weighted Average Shares Outstanding	91,022,935	5,837,029*	N/A

* Shares adjusted for 1 for 10 reverse split as of January 9th, 2006

The accompanying notes are an integral part of these financial statements

PARAFIN CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months Ended		Fom Inception
	Dec. 31, 2006	Dec. 31, 2005	Oct. 3, 1978 to Dec. 31, 2006
Cash Flows From Operating Activities:
Net Loss for the period	$ (2,793,684)	$ (220,479)	$ (44,457,113)
Adjustments to reconcile net (loss) to
cash (loss):
From Operating Activities:
Stock Compensation	2,575,000	0	11,605,000
Amortization	0	0	8,143,848
Depreciation	0	0	534,886
Less Non-Cash Working Capital Items
Increase (Decrease) in accounts payable	(838)	(580)	1,715

Net cash used in operating activities	(219,522)	(221,059)	(24,171,664)

Cash Flows From Financing Activities:
Acquisition of Fixed Assets	0	0	(534,886)
Acquisition of Other Assets	0	0	(14,203,400)

Net Cash Used in Investing Activities	0	0	(14,738,286)

Cash Flows From Financing Activities:
Proceeds from JRM Financial
Services Inc.	219,522	221,059	5,348,427
Payments to JRM Financial Services Inc.	0	0	(4,815,000)
Issuance of common stock	0	0	38,376,523
Net cash provided by financing activities	219,522	221,059	38,909,950

Net Increase (Decrease) in Cash	0	0	0

Beginning Cash Balance	0	0	0

Ending Cash Balance	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

PARAFIN CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31,2006

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Parafin Corporation, a Nevada corporation (“Company”), have been prepared in accordance with Securities and Exchange Commission (“SEC”) requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended September 30, 2006 financial statements of the Company included in the Form 10-KSB filed with the SEC by the Company.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Due to related parties at December 31, 2006 consist of the following:

Advances payable to an entity controlled by a

major shareholder of the company represent advances,

secured with floating debenture and due on demand	$533,427
Total due to related parties	$533,427

NOTE 3 - GOING CONCERN

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $2,793,684 for the three months ended December 31, 2006. As of December 31, 2006, the Company reported an accumulated deficit of $44,457,113. The Company’s ability to generate net income and positive cash flows is dependent on the ability to develop its business while reducing operating costs, as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. As of December 31, 2006, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the

PARAFIN CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31,2006

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

NOTE 8 - SHARE CAPITAL

On January 9, 2006, the Company effected a 1 for 10 reverse stock split of its issued and outstanding common stock. Shares presented in the Financial Statements have been adjusted for the 1 for 10 reverse split as of January 9th, 2006 to give retroactive recognition to the stock split. The authorized share capital was increased to 2,000,000,000 Shares consisting of 1,990,000,000

Common and 10,000,000 Preferred in April, 2006.

PARAFIN CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

On June 20th, 2006, and approved by the Board of Directors on July 12th, 2006, ParaFin Corporation (the Company) signed an Agreement directly with OY Coral Marine Management, Ltd. a company organized under the laws of Finland (“OY Coral (thePurchaser)). The Company executed an “Oil and Share Purchase Agreement” whereby ParaFin agreed to buy a 12.2 million metric ton (88,864,800 Bbls.) allotment of Russian Export Blend Crude Oil ("REBCO"). The Company will issue to the Purchaser 88,865 SERIES “A” REDEEMABLE, RETRACTABLE ON DEMAND,NON-VOTING, PREFERRED SHARES priced at US$70,000 per share (US$6.22 Billion). No Preferred shares have been issued at this time.

ITEM 2. PLAN OF OPERATION.

The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

Twelve-Month Plan of Operation

Business of the Registrant.

Ergonomic Workstation Rights - Personal Computer Environment (PCE) Work Station

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

Capital Expenditures.

In March 31, 2006, Parafin Corporation acquired 100% of the proprietary technology of the Personal Computer Environment work station developed by PCE Computers, Inc. (PCE). This acquisition shall include all Patents, Patents Pending, internet web sites and e-Mail addresses, Intellectual Properties and all Development Concepts owned by PCE. Parafin paid US$6,000,000 for 100% of the proprietary technology of the Personal Computer Environment (PCE) work station developed by P--CE Computers, Inc. (PCE). The Company proposes budgeting $300,000 to complete the first stage of Production of the PCE.

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

The Company has incurred losses from operations of $2,793,684 for the three months ended December 31, 2006, and $44,457,113 for the period from inception (October 3, 1978) to December 31, 2006. At December 31, 2006, the Company had an accumulated deficit of $44,457,113. These factors raise substantial doubt about the Companys ability to continue as a going concern.

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

(c) Independent Auditors Have Expressed Substantial Doubt of the Ability to Continue as a Going Concern.

In his report dated January 8, 2007, the Company’s independent auditor stated that the financial statements for the year ended September 30, 2006 were prepared assuming that the company would continue as a going concern. The Company’s ability to continue as a going concern is an issue raised as a result of cash flow constraint, an accumulated deficit, and recurring losses from operations. The Company continues to experience net losses. The Company’s ability to continue as a going concern is subject to the ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of the company’s securities, increasing sales or obtaining loans from various financial institutions where possible. The continued net losses and stockholders’ deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

Forward Looking Statements.

Information in this Form 10-QSB contains “forward looking statements” within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as am ended. When used in this Form 10-QSB, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our adequacy of cash, expectations regarding net losses and cash flow, and our operating expenses.

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

None

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

ParaFin Corporation

Dated: February 19th, 2006	By: /s/ Sidney B. Fowlds

Sidney B. Fowlds, President

Dated: February 19th, 2006	By: /s/ Anthony V. Feimann
Anthony V. Feimann,

Secretary/Treasurer