Form 10QSB
period 2007-03-31
ParaFin CORP
filed 2007-05-15
CIK 311842

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

(Mark One)☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2007

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

As of March 31, 2007, the Registrant had 116,338,152 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes No X .

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	PAGE

Item 1. FINANCIAL STATEMENTS

BALANCE SHEET AS OF March 31, 2007	3

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED
March 31, 2006 AND March 31, 2007	4

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
March 31, 2006 AND March 31, 2007	5

NOTES TO FINANCIAL STATEMENTS	6

ITEM 2. PLAN OF OPERATION	9

ITEM 3. CONTROLS AND PROCEDURES	17

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	18

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	18

ITEM 4. SUBMISSION OF MATTERS TO A VOTE
OF SECURITY HOLDERS	19

ITEM 5. OTHER INFORMATION	19

ITEM 6. EXHIBITS	19

SIGNATURES	20

CERTIFICATIONS	21

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCAL STATEMENTS.

PARAFIN CORPORATION
(A Development Stage Company)

BALANCE SHEET
March 31, 2007
(Unaudited)

ASSETS

Intangible Assets:
Personal computer Environment Work Station (at cost)		$6,059,522

Total Assets		$6,059,522

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Debenture Payable - JRM Financial Services Inc.		$164,478

Accounts Payable	0
		$164,478

Shareholders' Equity:
Common Stock, $0.001 par value
1,990,000,000 common shares authorized,
116,338,152 issued and outstanding		116,338
Preferred Stock - 10,000,000 authorized, none issued		0
Paid-In-Capital (in excess of par value)		50,465,185
Accumulated Deficit		(44,686,449)
Shareholders' Equity:		5,895,074
Total Liabilities & Shareholders' Equity		$ 6,059,522

The accompanying notes are an integral part of these financial statements

PARAFIN CORPORATION

(A Development Stage Company)

		STATEMENTS OF OPERATIONS
	From Inception (October 3,1978) To March 32, 2007	Three Months Ended March 31,		Six Months Ended March 31,
		2006	2007	2006	2007
REVENUES:	$0	$0	$0	$0	$0
EXPENSES:
Options Granted for services by Non- employees/related parties	4,500,000	0	0	0	0
Employee Retention Expense	1,545,000	0	0	0	1,545,000
Professional Fees	323,055	18,500	21,100	37,700	39,100
Consulting and Management Fees	27,513,157	191,000	186,000	377,000	1,402,000
Internet Web Design	250,000	0	0	0	0
Transfer and Filing Fees	157,869	6,267	7,285	9,667	9,447
Amortization	8,143,848	0	0	0	0
Depreciation	534,886	0	0	0	0
Total General and Administrative Expenses	42,967,815	235,767	214,385	444,367	2,995,547
Net (Loss) Before Other Income (Expense)	(42,967,815)	(235,767)	(214,385)	(444,637)	(2,995,547)

OTHER INCOME AND (EXPENSES):
Interest Expense	(1,800,641)	(18,785)	(14,951)	(30,664)	(27,473)
Forgiveness of Debt	82,007	0	0	0	0
Total Other (Income) And Expenses	(1,718,634)	(18,785)	(14,951)	(30,664)	(27,473)

NET INCOME (LOSS)	($44,686,449)	($254,552)	($229,336)	($475,031)	($3,023,020)
Basic Diluted Earnings (Loss) Per Share	N/A	($0.01)	$0.00	($0.02)	($0.03)

Weighted Average Shares Outstanding Basic and Diluted	N/A	52,338,152	108,030,460	28,639,064	99,453,537

The accompanying notes are an integral part of these financial statements

PARAFIN CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended		From Inception
	March 31, 2007	March 31, 2006	Oct. 3, 1978 to March 31, 2007
Cash Flows From Operating Activities:
Net Loss for the period	$ (3,023,020)	$ (475,031)	$ (44,686,449)
Adjustments to reconcile net (loss) to
cash (loss):
From Operating Activities:
Stock Compensation	2,575,000	5,000	11,605,000
Amortization	0	0	8,143,848
Depreciation	0	0	534,886
Increase in Deposits	0	(135,000)	0
Increase (Decrease) in accounts payable	(2,553)	2,687	0

Net cash used in operating activities	(450,573)	(602,344)	(24,402,715)

Cash Flows From Financing Activities:
Acquisition of Fixed Assets	0	0	(534,886)
Acquisition of Other Assets	0	(6,000,000)	(14,203,400)

Net Cash Used in Investing Activities	0	0	(14,738,286)

Cash Flows From Financing Activities:
Proceeds from JRM Financial
Services Inc.	450,573	467,344	5,579,478
Payments to JRM Financial Services Inc.	(600,000)	(750,000)	(5,415,000)
Issuance of common stock	600,000	6,885,000	38,976,523
Net cash provided by financing activities	450,573	6,602,344	39,141,001

Net Increase (Decrease) in Cash	0	0	0

Beginning Cash Balance	0	0	0

Ending Cash Balance	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

PARAFIN CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2007

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Due to related parties at March 31, 2007 consist of the following:

Advances payable to an entity controlled by a

major shareholder of the company represent advances,

secured with floating debenture and due on demand	$164,478
Total due to related parties	$164,478

NOTE 3 - GOING CONCERN

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $3,023,020 for the six months ended March 31, 2007. As of March 31, 2007, the Company reported an accumulated deficit of $44,686,449. The Company’s ability to generate net income and positive cash flows is dependent on the ability to develop its business while reducing operating costs, as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. As of March 31, 2007, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the

PARAFIN CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

NOTE 3 (CON’T.)

recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 4 - HYDROCARBON EXPLORATION

Parafin signed a Farmout Agreement on May 1, 2007 with Meta Petroleum Ltd. (Meta) to acquire a 50% working interest in a Hydrocarbon Concession and operating oil field in the Republic of Columbia, South America.

The Concession consists of approximately 7,000 hectares. It currently has four (4) producing wells with the potential for up to an additional twenty-seven (27) offset locations.

The Agreement requires ParaFin to pay 100% of all costs associated with the drilling, completing, equiping or abandoning the next four (4) wells to be drilled on the Concession. In addition, 100% of the revenue from the current four (4) wells will continue to be paid to the trustee for Meta until the said additional four (4) wells have been drilled, thereafter revenues from all wells shall be divided equally.

After the said four (4) wells have been drilled and completed (or abandoned) ParaFin shall have earned a 50% working interest in the Concession and Meta shall immediately assign 50% of the Concession to ParaFin. The Parties have also agreed to execute a standard “Joint Operating Agreement” (JOA) to administer the development and drilling of the remaining offset locations.

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

NOTE 5 - EXPENSE AGREEMENT

Effective April 1, 2005 the Company signed a new agreement with JRM Financial Services Inc. (JRM), an entity controlled by a majority shareholder of the Company. Under the new agreement, JRM, in consideration for $62,000 per month, will pay all expenses of the Company except professional legal and accounting fees, transfer agent fees and extraordinary expenditures. Typical expenditures included under the agreement are management fees, rent, telephone, travel and promotion and auto expenses. The accompanying statement of operations has been reclassified to record the expenses in accordance with the new agreement.

NOTE 6 - FUNDING CONCENTRATION

Monies raised to pay down the debenture have been provided by the private placement sale of restricted stock through an investment banker.

PARAFIN CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

(CON’T.)

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

NOTE 8 - SHARE CAPITAL

The authorized share capital was increased to 2,000,000,000 Shares consisting of 1,990,000,000

Common and 10,000,000 Preferred in April, 2006. The Corporation issued 12 million Reg. “S”, 144 restricted common shares under a Reg. “S” offering for consideration of $600,000 by way of Private Placement.

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

On June 20th, 2006, and approved by the Board of Directors on July 12th, 2006, ParaFin Corporation (the Company) signed an Agreement directly with OY Coral Marine Management, Ltd. a company organized under the laws of Finland (“OY Coral (thePurchaser)). The Company

PARAFIN CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

NOTE 10 (CON’T.)

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

Oil and Gas Exploration

Parafin signed a Farmout Agreement on May 1, 2007 with Meta Petroleum Ltd. (Meta) to acquire a 50% working interest in a Hydrocarbon Concession and operating oil field in the Republic of Columbia, South America.

The Concession consists of approximately 7,000 hectares. It currently has four (4) producing wells with the potential for up to an additional twenty-seven (27) offset locations.

The Agreement requires ParaFin to pay 100% of all costs associated with the drilling, completing, equiping or abandoning the next four (4) wells to be drilled on the Concession. In addition, 100% of the revenue from the current four (4) wells will continue to be paid to the trustee for Meta until the said additional four (4) wells have been drilled, thereafter revenues from all wells shall be divided equally.

After the said four (4) wells have been drilled and completed (or abandoned) ParaFin shall have earned a 50% working interest in the Concession and Meta shall immediately assign 50% of the Concession to ParaFin. The Parties have also agreed to execute a standard “Joint Operating Agreement” (JOA) to administer the development and drilling of the remaining offset locations.

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

The Company has incurred losses from operations of $3,023,020 for the six months ended March 31, 2007, and $44,686,449 for the period from inception (October 3, 1978) to March 31, 2007. At March 31, 2007, the Company had an accumulated deficit of $44,686,449. These factors raise substantial doubt about the Companys ability to continue as a going concern.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Corporation issued 12 million Reg. “S”, 144 restricted common shares under a Reg. “S” offering for consideration of $600,000 by way of Private Placement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

During this Quarter, On March 7, 2007, the Company appointed DeJoya Griffiths & Co. Of Henderson, Nevada as its independent auditor to replace George Brenner, C.P.A. who was forced to resign for health related reasons.

Subsequent Events

Parafin signed a Farm Out Agreement on May 1, 2007 with Meta Petroleum Ltd. (Meta) to acquire a 50% working interest in a Hydrocarbon Concession and operating oil field in the Republic of Columbia, South America.

The Concession consists of approximately 7,000 hectares. It currently has four (4) producing wells with the potential for up to an additional twenty-seven (27) offset locations.

The Agreement requires ParaFin to pay 100% of all costs associated with the drilling, completing, equipping or abandoning the next four (4) wells to be drilled on the Concession. In addition, 100% of the revenue from the current four (4) wells will continue to be paid to the trustee for Meta until the said additional four (4) wells have been drilled, thereafter revenues from all wells shall be divided equally.

After the said four (4) wells have been drilled and completed (or abandoned) ParaFin shall have earned a 50% working interest in the Concession and Meta shall immediately assign 50% of the Concession to ParaFin. The Parties have also agreed to execute a standard “Joint Operating Agreement” (JOA) to administer the development and drilling of the remaining offset locations.

ITEM 6. EXHIBITS.

Exhibits have been filed previous to the filing of this 10-QSB and are incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ParaFin Corporation

Dated: May 10, 2007

By: /s/ Sidney B. Fowlds

Sidney B. Fowlds, President

By: /s/ Anthony V. Feimann

Anthony V. Feimann,

Secretary/Treasurer