Form 10QSB
period 2007-06-30
ParaFin CORP
filed 2007-08-20
CIK 311842

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    No

As of July 31, 2007, the Registrant had 136,280,671 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes	No

TABLE OF CONTENTS

Page
PART I B FINANCIAL INFORMATION

Item 1. Financial Statements

BALANCE SHEET as at June 30, 2007 (Unaudited)	3

STATEMENT OF OPERATIONS
for the three months and nine months ended
June 30, 2007 and June 30, 2006 (Unaudited)	4

STATEMENT OF CASH FLOWS
for the nine months ended
June 30, 2007 and June 30, 2006 (Unaudited)	5

NOTES TO FINANCIAL STATEMENTS	6

Item 2. Plan of Operation	10
Item 3 Controls and Procedures	17

PART II B OTHER INFORMATION

Item 1. Legal Proceedings	18
Item 2. Changes in Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Submission to a Vote of Security Holders	18
Item 5. Other Information	18
Signatures	19

PART I B FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PARAFIN CORPORATION

(A Development Stage Company)

BALANCE SHEET

JUNE 30, 2007

(Unaudited)

ASSETS

INTANGIBLE ASSET:
Personal Computer Environment Workstation	6,059,522

Total Assets	$6,059,522

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,416
Debenture payable, - related party	362,161
Total Current Liabilities	$364,577

Stockholders’ Equity
Preferred Stock, par value of $0.001, 10,000,000 shares authorized, none outstanding	-
Common stock, par value of $0.001, 1,990,000,000 shares authorized 58,780,674 shares issued and outstanding	58,781
Additional paid-in-Capital	52,322,742
Accumulated (Deficit)	(46,686,548)
Stockholders’ (Deficit)	5,694,975
Total Liabilities and Stockholders’ (Deficit)	$6,059,552

The accompanying notes are an integral part of these financial statements.

PARAFIN CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended		From Inception
	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007	(October 3, 1978) To June 30, 2007
REVENUES:	$ -	$ -	$ -	$ -	$ -

EXPENSES:
Options Granted for services by Non- employees/related parties	-	-	-	-	4,500,000
Employee Retention
Expense	-	-	-	1,545,000	1,545,000
Design Expenses	-	-	20,000	-	-
Professional Fees	6,000	-	43,700	39,100	323,055
Consulting and Management Fees	196,000	1,986,000	573,000	3,388,000	29,499,157
Internet Web Design	-	-	-	-	250,000
Transfer and Filing Fees	3,317	6,316	12,984	15,763	164,185
Amortization	-	-	-	-	8,143,848
Depreciation	-	-	-	-	534,886
Total General and Administrative Expense	205,317	1,992,316	649,684	4,987,863	44,960,131
Net (Loss) Before Other Income (Expenses)	(205,317)	(1,992,316)	(649,684)	(4,987,863)	(44,960,131)

OTHER INCOME AND (EXPENSES):
Interest Expense	(3,245)	(7,783)	(33,909)	(35,256)	(1,808,424)
Forgiveness of Debt	-	-	-	-	82,007
Total Other (Income) And Expenses	(3,245)	(7,783)	(33,909)	(35,256)	(1,726,417)
NET INCOME (LOSS)	($208,562)	($2,000,099)	($683,593)	($5,023,119)	($46,686,548)
Basic Diluted Earnings (Loss) Per Share	$-	($0.04)	($0.04)	($0.14)
Weighted Average Shares Outstanding(1) Basic and Diluted	25,420,410	44,934,520	15,057,162	37,079,092

(1)Shares adjusted a 1 for 3 reverse stock split as of June 4th, 2007.The accompanying notes are an integral part of these financial statements.

PARAFIN CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended		From Inception
	June 30, 2007	June 30, 2006	Oct. 3, 1978 to June 30, 2007
Cash Flows From Operating Activities:
Net Loss for the period	($683,593)	($5,023,119)	($46,686,548)
Adjustments to reconcile net loss to cash used by operating activities:
Stock Compensation	15,000	2,575,000	11,605,000
From Operations:
Increase in Deposits	(135,000)	-	-
Amortization	-	-	8,143,848
Depreciation	-	-	534,886
Increase (Decrease) in accounts payable	(896)	(137)	2,416
Net cash used by operations	(804,489)	(2,448,256)	(26,400,398)
Cash Flows From Investing Activities:
Acquisition of Fixed Assets	-	-	(534,886)
Acquisition of Intangible Asset	(6,000,000)	-	(14,203,400)
Net Cash from Investing	(6,000,000)	-	(14,738,286)
Cash Flows From Financing Activities:
Proceeds from JRM Financial Inc.	669,489	648,256	5,777,161
Payments to JRM Financial Inc.	(750,000)	(600,000)	(5,415,000)
Issuance of common stock	6,885,000	2,400,000	40,776,523
Net cash provided by financing activities	6,804,489	2,448,256	41,138,684
Net Increase (Decrease) in Cash	-	-	-
Beginning Cash Balance	-	-	-
Ending Cash Balance	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

PARAFIN CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30th, 2007

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

NEW ACCOUNTING PROUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition for tax related positions. FIN 48 becomes effective for the Company on January 1, 2007. The Company is currently in the process of determining the effect, if any, the adoption of FIN 48 will have on the consolidated financial statements.

SFAS 159

NOTE 2 - RELATED PARTY TRANSACTIONS

Debenture payable - related parties at June 30, 2007 consist of the following:

Advances payable to an entity controlled by a

major shareholder of the company represent advances,

secured with floating debenture and due on demand	$362,161
Total due to related parties	$362,161

PARAFIN CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30th, 2007

(Unaudited)

(CON’T.)

NOTE 3 - GOING CONCERN

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $5,023,119 for the nine months ended June 30, 2007. As of June 30, 2007, the Company reported an accumulated deficit of $46,686,548. The Company’s ability to generate net income and positive cash flows is dependent on the ability to develop its business while reducing operating costs, as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. As of June 30, 2007, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty

NOTE 4 - HYDROCARBON EXPLORATION

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

On December 6, 2004 the Company signed a Farmout Agreement and potentially acquired an 80% interest in a license to explore the 2,456,452 hectares (approximately 5,986,000 acres) in

PARAFIN CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30th, 2007

(Unaudited)

(CON’T.)

the Alto Parana Block, Alto Parana Province, Paraguay. Details of the acquisition are contained in a Farmout Agreement as filed on Form 8-K with the SEC. The acquisition is pending approval of the Paraguay government. In connection with the acquisition the Company engaged a consultant who will be compensated in 5,000,000 shares of Company stock payable in installments as work proceeds.

NOTE 5 - EXPENSE AGREEMENT

Effective April 1, 2005, the Company signed a new agreement with JRM Financial Services Inc. (JRM), an entity controlled by a majority shareholderof the Company. Under the new agreement, JRM, in consideration for $62,000 per month, will pay all expenses of the Company except professional legal and accounting fees, transfer agent fees and extraordinary expenditures. Typical expenditures included under the agreement are management fees, rent, telephone, travel and promotion and auto expenses. The accompanying statement of operations has been reclassified to record the expenses in accordance with the new agreement.

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

NOTE 8 - SHARE CAPITAL

The authorized share capital was increased to 2,000,000,000 Shares consisting of 1,990,000,000

Common and 10,000,000 Preferred in April, 2006. On June 4, 2007 the shares of the Corporation were consolidated on the basis of one new share for three old shares. On June 7, 2007, the Corporation issued 20 million restricted common shares @ 0.09 per share by way of a private placement.

PARAFIN CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30th, 2007

(Unaudited)

(CON’T)

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

NOTE 10 – AGREEMENT

On April 20, 2006, the Registrant entered into a one year consulting agreement (the “Consulting Agreement”) with Francisco Saez relating to Mr. Saez attempting to secure REBCO ( Russian Export Blend Crude Oil) contracts for the Registrant in the Russian Federation. The Consulting Agreement provides for Mr. Saez to be compensated through the issuance of 10,000,000 shares of the Registrant’s common stock upon execution and an additional 10,000,000 shares of each 10,000,000 barrels of oil delivered pursuant to contracts introduced and arranged by Mr. Saez up to 100,000,000 barrels of crude oil. The Consulting Agreement provides that the common stock to be issued to Mr. Saez will be issued pursuant to the Registrant’s existing stock plans and pursuant to a Registration Statement on Form S-8. The Consulting Agreement further required that Mr. Saez advise the Registrant of the feasibility of delivery of the crude oil to proposed vendees. The Consulting Agreement provides that all crude oil contracts are to be arranged by Mr. Saez and accepted by the Company. When the REBCO is sold ParaFin has the right to retain US$5 per barrel less selling costs. On June 20th, 2006, and approved by the Board of Directors on July 12, 2006, ParaFin Corporation (the Company) signed an Agreement directly with OY Coral Marine Management, Ltd., a company organized under the laws of Finland ( OY Coral (the Purchaser)). The Company executed an Oil and Share Purchase Agreement whereby ParaFin agreed to buy a 12.2 million metric ton (88,864,800 Bbls.) allotment of Russian Export Blend Crude Oil ("REBCO"). The Company will issue to the Purchaser 88,865 SERIES REDEEMABLE, RETRACTABLE ON DEMAND, NON-VOTING, PREFERRED SHARES priced at US$70,000 per share (US$6.22 Billion). No Preferred shares have been issued at this time.

NOTE 11 - SUBSEQUENT EVENT

In addition, Registrant issued 19,999,997 shares of the Registrant’s common stock to be registered as issued under a presently effective Registration Statement on Form S-8 to restore the shareholdings to their original amounts previously issued prior to the 1 for 3 share rollback.

PARAFIN CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30th, 2007

(Unaudited)

NOTE 11 (CON’T.)

Registrant has entered into a Consulting Agreement with Zuzanne Kanaty, a Financial Advisor and Consultant domiciled in Venezuala and specializing in South America and with Francisco Saez, dated June 12, 2007 and approved on July 5, 2007 by the Board of Directors and 69% of the shareholders.. The Agreement provides that the consultants will each receive 10,000,000 shares of the Registrant’s common stock to be registered as issued under a presently effective Registration Statement on Form S-8. In addition, Zuzanne Kanaty will receive $5,000,000 as Advisory fees for securing the Registrant’s interest in the Meta Petroleum, Ltd. Farmout Agreement and/or concessions. The Farmout Agreement and the Consulting Agreement cited above were approved by the Board of Directors on July 5, 2007 and by 69% of the shareholders.

Through its fiscal advisor and placement agent, Rukos Security Advice A.G. of Frankfurt, Germany (“Rukos”), under several Regulation S offerings during June and July 2007, the Registrant has sold the following restricted securities:

In July, 37,500,000 Units at $0.02 per Unit for a total of $750,000 with each Unit comprised of one share of common stock, a three year “A” warrant at $0.03 and a three year “B” warrant at $0.04 if the “A” warrant is exercised. At the time of such unregistered offering the Registrant’s common stock was trading at $0.02 on the NASDAQ: OTCBB. Rukos purchased the units in each offering on behalf of clients, all of whom are non-US persons as defined in Rule 902(o) under the Securities Act of 1933, as amended. No commissions were paid in connection with these sales. The proceeds of this financing will be used for general working capital purposes, including, but not limited to, funding the Registrant’s obligations under the Farmout Agreement. After the offerings described above, the Registrant has a total of 136,280,671 shares issued and outstanding as of July 31, 2007.

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

Oil and Gas Exploration

On December 6, 2004, the Company signed a Farmout Agreement to potentially acquire an 80% interest in a Hydrocarbon Concession to explore the 2,456,452 hectares (approximately 5,986,000 acres) in the Alto Parana Block, Alto Parana Province, Paraguay. Details of the Farmout Agreement are filed on Form 8-K with the SEC. As of June 30, 2007, the Corporation is awaiting the approval of the Paraguay government. In connection with the Farmout Agreement, the Company engaged a consultant who will be compensated with 5,000,000 shares of Company stock payable in installments as work proceeds.

The Alto Parana Block is an area in Paraguay that has a geology similar to some oil producing areas in other parts of South America. Paraguay has enacted a Hydrocarbon Law for the Aprospecting, exploration and exploitation of petroleum and other hydrocarbons in that country. The terms of this agreement are conditioned on the approval by the Government of Paraguay of the application by Guarani for a License under the Hydrocarbon Law in the Alto Parana Block. The President of Paraguay has signed the License and is awaiting the approval of the Congress. As of June 30, 2007, the Corporation continues to wait for the Congress of Paraguay to approve the License Agreement.

Capital Expenditures.

On March 31, 2006, Parafin Corporation acquired 100% of the proprietary technology of the Personal Computer Environment work station developed by PCE Computers, Inc. (PCE). This acquisition shall include all Patents, Patents Pending, internet web sites and e-Mail addresses, Intellectual Properties and all Development Concepts owned by PCE. Parafin made a cash payment of US$6,000,000 for 100% of the proprietary technology of the Personal Computer Environment (PCE) work station developed by P--CE Computers, Inc. (PCE). The Company proposes budgeting $300,000 to complete the first stage of Production of the PCE by December 31, 2007.

Risk Factors Connected with Plan of Operation.

(a)           Limited Prior Operations, History of Operating Losses, and Accumulated Deficit May Affect Ability of Company to Survive.

The Company has had limited prior operations to date. From its inception in 1978 until this year, the Company’s principal activities were limited to organizational activities, research and development, and prospect development. However, the Company has recently engaged in petrochemical exploration, oil distribution and marketing, as well as the design, manufacturing and distribution of a unique computer workstation. However, all of these operations are in a developmental stage and there is only a limited operating history upon which to base an assumption that the Company will be able to achieve its business plans. As a result, there can be no assurance that the Company will generate significant revenues in the future and there can be no assurance that the Company will operate at a profitable level. If the Company is unable to obtain customers and generate sufficient revenues so that it can profitably operate, the Company’s business will not succeed. Accordingly, the Company’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the entering a new line of business. The Company has incurred losses from operations of $5,023,119 for the nine months ended June 30, 2007, and $46,686,548 for the period from inception (October 3, 1978) to June 30, 2007. At June 30, 2007, the Company had an accumulated deficit of $46,686,548. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The preparation of the financial statements contained in this report requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to revenue recognition and concentration of credit risk. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

On June 19, 2006, and approved by the Board of Directors on July 12, 2006, the Company and International Project Finance and Investment Corporation (Bahamas) on behalf of OY Coral Marine Management LTD., the Purchaser, jointly agreed to terminate the Oil and Share Purchase Agreement executed on May 10 2006. On June 20, 2006, and approved by the Board of Directors on July 12, 2006, ParaFin Corporation (the Company) signed an Agreement directly with OY Coral Marine Management, Ltd. a company organized under the laws of Finland (“OY Coral (thePurchaser)). The Company executed an “Oil and Share Purchase Agreement” whereby ParaFin agreed to buy a 12.2 million metric ton (88,864,800 Bbls.) allotment of Russian Export Blend Crude Oil ("REBCO"). The Company will issue 88,865 SERIES “A” REDEEMABLE RETRACTABLE NON-VOTING PREFERRED SHARES priced at US$70,000 per share (US$6.22 Billion). No shares have yet been issued under the terms of this Agreement. Mr. A. F. Saez, Asset and Portfolio Manager, and a Consultant to ParaFin, negotiated the terms of the new Agreement between ParaFin and the Purchaser. The terms of the Agreement will allow Parafin to retract and redeem the Preferred shares at the price the REBCO was sold less $5 per barrel TO BE retained by the Company. The Company will pay the selling costs, when the Oil is sold.

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

Dated: August 17, 2007	ParaFin Corporation

By: /s/ Sidney B. Fowlds
Sidney B. Fowlds, President